Form 10-K
period 1996-07-31
GRIP TECHNOLOGIES INC
filed 1996-11-12
CIK 46026

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended July 31, 1996 or

     [_] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to

     Commission file number 0-8485

                            Grip Technologies, Inc.
                  (formerly Harvest Recreation Vehicles, Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         California                                              95-1980894
--------------------------------------------------------------------------------
 (State or other jurisdiction                                (I.R.S Employer
of incorporation or organization)                            Identification No.)


      10 Corporate Park, Suite 130
      Irvine, California                                            92714-5140
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (714) 252-8500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Without Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

          State the aggregate market value of the voting stock held by non-affiliates of Registrant: $3,773,808. The aggregate market value was calculated on the basis of $1 7/16 per share, the last trading price of such Common Stock prior to October 28, 1996.

          Indicate the number of shares outstanding of Registrant's Common Stock, as of October 28, 1996: 5,581,925

Documents incorporated by reference:  Not applicable.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    PART I.


ITEM 1.  BUSINESS

Forward-Looking Statements
--------------------------

          From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, those factors set forth under the captions "Certain Factors Affecting the Golf Industry" and "Liquidity and Capital Resources" appearing in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Company
-------

          The Company designs and markets golf grips for sale to original equipment manufacturers ("OEMs"), mail order houses, golf pro shops and specialty golf retailers. Prior to the commencement of fiscal 1996, the Company decided to outsource all manufacturing and, subsequently during fiscal 1996 ceased all in-house manufacturing operations. The Company is currently utilizing three outside contractors to manufacture its golf grips, using the Company's tooling and proprietary manufacturing techniques.

          Management believes that the Company's grips are superior to natural and other synthetic rubber grips based on their feel, high surface friction, material consistency and controlled weight tolerances. The Company utilizes a combination of premium materials, custom designs, proprietary tooling and manufacturing techniques, and a proprietary painting process, which allows GRIPTEC(TM) to offer distinctive grips in a wide variety of sizes, pattern designs, weights, softness and textures.

          The Company's objective is to lead in the design, development and merchandising of premium sport grips with superior quality and performance.

          The Company commenced initial operations on August 1, 1993 utilizing certain specified tangible and intangible assets it acquired from Poulin Progrip, Inc. The Company became a "public company" as a result of its acquisition on January 15, 1994 by a pre-existing public company,

Harvest Recreation Vehicles, Inc. ("Harvest"), that for several years prior to such date had no business, assets or operations - a so-called shell company. For financial statement purposes, as well as most other relevant purposes, the transaction was characterized as an acquisition of the shell company by the operating entity. As of July 31, 1994, the Company merged with and into Harvest.

     In September 1995, the Company completed the acquisition of USGRIPS(TM), Inc. ("USG") of Vista, California. USG was engaged in the business of designing and producing golf grips made from EPDM, a synthetic rubber compound that has wide acceptance by OEMs. The acquisition has added a full line of quality EPDM grips to the Company's product line which has helped the Company penetrate the OEM market. See "USGRIPS Merger."

     During fiscal 1996, the Company entered into a joint venture agreement with Talaurian Technologies, Inc. pursuant to which the Company agreed to license or sublicense, as the case may be, to Talaurian, its proprietary technology for industrial applications, and Talaurian agreed to cross-license its proprietary technology for sport grip applications to the Company. See "Talaurian Joint Venture."

     USGRIPS Merger
     --------------

            On September 22, 1995, the Company acquired USG, a closely-held Florida corporation. The transaction was structured as a merger of USG into USG Acquisition Corporation, a California corporation ("GTI Sub"), a newly-formed wholly-owned subsidiary of the Company. In connection with the merger, the Company issued 600,000 shares of its Common Stock to the two shareholders of USG and agreed to issue up to an additional 400,000 shares over a three year period pursuant to an earn-out formula based on the gross margins to be achieved by the acquired USG business. All shares of the Company issued or to be issued in connection with the merger are "restricted securities" under federal securities laws. The merger was consistent with the Company's strategy to expand its product line to include quality EPDM grips to gain a greater foothold in the OEM market.

            The assets acquired included property and equipment consisting of machinery and equipment, molds, furniture and fixtures and leasehold improvements, and accounts receivable, inventories and prepaid expenses. The Company intends to continue to use the assets in a manner consistent with the business conducted by USG prior to the merger.

            Concurrent with the USG acquisition, the Company entered into a contract with USG's former supplier, ARC Equipment, Inc. of Chandler, Arizona for the manufacture and supply of golf grips made from EPDM, a synthetic rubber material which has become the material of choice for premium grips of many OEMs.

            USG and its two shareholders were not affiliated, nor did they have any material relationship with the Company prior to the merger. Subsequent to the merger, J. Barrie Ogilvie, USG's former majority shareholder, was appointed a director of the Company and Paul J. Herber, USG's former president, was appointed Vice President of OEM Sales of the Company.

     Talaurian Joint Venture
     -----------------------

           During fiscal 1996, the Company entered into a joint venture agreement (the "Talaurian Agreement") with Talaurian Technologies, Inc. ("Talaurian"), pursuant to which the Company agreed to license or sublicense, as the case may be, to Talaurian, its proprietary technology for industrial applications, and Talaurian agreed to cross-license its proprietary technology for sport grip applications to the Company. The term of the Talaurian Agreement is five years, and may be extended another five years should certain conditions be met. The Talaurian Agreement gives the Company the right to purchase 50% of the Common Stock of Talaurian for $1,000, and grants the Company a royalty of 5% of all revenues of Talaurian, whether derived from use of the Company's technology or not. The Company did not accrue or receive any amounts under the Talaurian Agreement during the year ended July 31, 1996.

     Products
     --------

           Current Lines. The Company produces premium golf grips made from each of the materials that currently have wide use in the golf grip market:
     Ethylene Propylene Diene Monomer ("EPDM"), Thermoplastic Rubber ("TPR"), and EPDM with strands of embedded cord fibers ("cord"). These categories are represented by over fifty different models in various colors. Certain of the Company's grips are painted by filling molded logos with decorative paints. The paint used for the Company's TPR grips is based upon proprietary formulas. The Company also produces customized EPDM grips by using laser technology to engrave logos and names, which can then be painted.

           Each of the grip materials has characteristics which set it apart from the other, resulting in demand for each in the marketplace.

           Substantially all of the grips manufactured and sold by the Company during fiscal 1995 were made from advanced proprietary TPR compounds. Management believes that TPR offers many advantages over rubber and other synthetic rubber, including EPDM. However, in dealing with major OEMs, the Company has been told that TPR is viewed by some as an inexpensive, lower quality material because of the positioning of the several companies who are currently making TPR grips. Although the Company spent considerable time and money to develop high quality TPR compounds for its grips, there remains a TPR image problem. In addition, those OEMs that are interested in quality TPR grips have expressed concerns regarding the lack of a quality secondary source. As a result, by the end of fiscal 1995, the Company changed its strategy to focus primarily on EPDM grip sales to OEMs, although it sells, and intends to continue to sell, TPR grips to OEMs. The acquisition of USG in September 1995 implements this new strategy. The Company views TPR as the material of the future and is already working with OEMs on TPR grip projects, particularly where light weight grips are required.

           EPDM is the material of choice for most manufacturers of premium golf clubs. In addition to its inherently tacky feel, EPDM provides a consistent finish and can be manufactured to strict tolerances, thus meeting the quality standards of many OEMs. In addition, several producers provide high-quality EPDM grips, enabling OEMs to qualify alternative suppliers.

           Cord grips have woven cotton threads embedded in the grip material much like the fiber materials embedded in belted automobile tires. Many high caliber and professional golfers believe cord grips give the player better control of the golf club, particularly in humid or wet weather.

           Products in Development. The Company's proprietary and patented painting processes can be used to apply various coatings to many surfaces, including gloves. When a coated glove is worn while using a TPR grip or a surface coated with TPR or certain other polymers, the coefficient of friction (i.e., resistance to slipping) between these two surfaces is substantially increased. This grip system technology has application in many sports, including golf, racquet sports, softball, baseball, cycling, hockey, and skiing. As an example, if the coating is applied to a golf glove that is used in conjunction with a golf grip made of TPR, the increased bond allows the golfer to swing the club with a minimum of hand pressure without fear of losing his or her grip on the club. A very thin coat of TPR can also be applied directly to wooden baseball bats by dipping the bat handle. In the case of metal bats, a TPR grip can be slipped over the bat handle in place of standard grips. This coating is impervious to water, which could be an advantage in some sports. The grip system technology is still in development and, to date, no sales have been made.

           Research and Development. The Company utilizes both in-house staff and independent consultants to conduct research and development of new products and to refine existing products. The Company has a consulting agreement with an independent consultant who obtained the original patent for the painting process, to provide certain consulting services for the Company. There can be no assurance that new products will be introduced as a result of such efforts, or that any new products will be successful, although the Company has been encouraged by the new compounds and painting techniques developed to date by this consultant.

           The Company continues its research and development in new compounds and with respect to a grip system. The Company's ongoing research and development effort is anticipated to generate new product applications covering grips and grip systems for future products.

           Adjunct Products. From time to time, the Company identifies opportunities to develop and /or market new products which, while not directly related to the Company's current golf grip line, represent potential line extensions or are salable into the same or similar markets. This is an area of potential growth that the Company is continually exploring.

           Patents, Technology and Trademarks. The Company uses and is developing technology that is protected by three United States patents which are very similar to each other. The Company acquired its patented technology by licensing from the inventor certain rights in and to the patented sport grip technology. The Company's license agreement provides for a payment of $2,000 per month for the worldwide exclusive rights to the patents and technology, including the exclusive rights under all issued, pending and future domestic and foreign patents related to the methods of coating surfaces with soft elastomeric polymers. United States patents have been issued for both the method claims of the original patent application made by the Company's licensor and the article claims under a divisional patent application. Both patents are under the title "Soft, Elastomeric, Polymer Coated Contact Surface and Method of Preparing Same."

           A continuation-in-part application was filed with the United States Patent Office adding additional materials and specifications to the original application, and a new patent was issued by the United States Patent Office in February 1994. The coating of gloves with elastomeric polymers is included in the patent protection. An application for patent protection of the technology has also been filed in Japan, but no foreign patents have been issued.

           The Company relies extensively on trade secrets and non-disclosure agreements with its key employees and subcontractors to protect its proprietary processes related to the manufacture of seamless grips, the manufacture of tooling and the painting process. No assurances can be given that others, including competitors, might not design or develop a similar, non-infringing technology or be able to manufacture golf or other sport grips and grip systems with equal or better efficacy.

           The Company has also applied for United States trademark protection of its stylized "G" logo and the name GRIPTEC(TM). A California fictitious name application has been filed for the name "GRIPTEC(TM)." The Company's stylized "G" logo is not available in Japan and there the Company must use the name "Griptech" on its products.

     Current Customers
     -----------------

           A list of the Company's OEM customers during the most recently completed fiscal year includes: Cobra Golf, Nicklaus Golf, Pinseeker, Ray Cook, Teardrop, Matzie, Pro Group, Mizuno, Titleist and Bullet Golf, among others. The replacement market was served primarily through sales to catalog resellers Golfsmith International, Dynacraft, The Golf Works and Austad's. Sales to Cobra Golf and Golfsmith International amounted to 23% and 13% of sales, respectively, for the year ended July 31, 1996. The Company is presently negotiating with several additional OEMs for future business and continues to expand its business with existing customers.

           Although the Company has an exclusive distributor contract with Yanase of America, Inc. for the sale of golf grips in Japan and certain other Asian countries, this agreement has resulted in few sales to date. The agreement is currently under review by the Company and Yanase.

     Marketing and Sales
     -------------------

           Staff. The Company's marketing program relies on its sales staff, selected distributors and independent sales representatives to achieve its marketing objectives.

           The Company's product lines have been shown (and will continue to be shown) at the annual Professional Golf Association ("PGA") trade shows in Orlando, Florida and Las Vegas, Nevada. Information obtained at the shows has been used to pare the product line down to those samples that received favorable responses from members of the golf trade. Sales orders are not normally taken at the trade shows, but by follow-up calls on customers contacted at the shows.

           Endorsements. The Company has endorsement agreements with Jack Nicklaus and Phil Mickelson, well-known PGA Tour players. The Company believes that the endorsement of players of this caliber enhances the Company's credibility with OEMs and promotes brand awareness within the replacement market.

           Advertising and Promotion. The Company utilizes a full service advertising and public relations firm to develop and coordinate an integrated promotional, marketing and advertising program aimed primarily at the replacement market. OEMs are serviced directly by the Company's sales management and staff, who work directly with OEMs to develop new products and qualify the Company as an approved source on existing products.

           The Company has historically focused its advertising and promotional efforts at using celebrity endorsers to promote the GRIPTEC(TM) brand as a credible, high-quality alternative to Golf Pride, Lamkin and Royal Grips. Advertising placed in consumer and trade magazines has resulted in high brand awareness within the industry, and has helped to generate demand in the replacement market.

           During fiscal 1996, the Company added as customers several major catalog resellers and retail chains, who effectively service pro shops, small retailers and other replacement market customers, an important market niche. The Company has seen significant sales increases, as well as a marked decrease in credit problems as a result of this change in strategy. The Company has consequently shifted a portion of its advertising to co-op advertising with the catalogs and retail chains, a strategy it plans to continue in fiscal 1997.

           The Company is also a sponsor of the developing Professional Long Drive Golf Association tour by offering additional prize money to the top three contestants using the Company's grips in the competition.

           Pricing Policies. The Company believes that it is viewed as moderately aggressive in terms of its pricing strategy, although some competitors have more aggressive pricing policies. See "Business - Products."

           The Company does not intend to compete on the basis of price sensitivity, but will concentrate its efforts on a premium quality product emphasizing the Company's capabilities in delivering custom features, including feel, color, weight, etc. The Company's focus is on developing products that should command higher prices due to their superior attributes. However, the Company's research and development department is concurrently pursuing alternative and less expensive products for the lower priced market.

     Manufacturing
     -------------

           Facilities and Equipment. Prior to the USGRIPS merger in September 1995, the Company operated a full service facility with capability to design, manufacture and package golf and other sport grips made of TPR. In August 1995, the Company discontinued production at its Irvine, California facility, and in March 1996, subleased that facility, sold its injection molding equipment, and relocated into smaller space housing its executive offices. The Company subcontracts all manufacture and production of its golf grips.

           The Company paints EPDM grips at its Vista, California facility and ships from that facility. The Company has subcontracted an outside facility to paint its TPR grips utilizing the Company's proprietary paint. The painting process is a significant component of a grip's processing cost, and has been the focus on management efforts to increase efficiencies. During fiscal 1996, the Company made significant investments in equipment and procedures to automate and otherwise further improve processing speed and quality. The Company believes the improvements will ultimately reduce processing costs.

           As part of the USGRIPS acquisition, the Company acquired certain equipment and software which allows it to engrave golf grips with logos and names using laser technology. The laser technology enables the Company to customize its grips without purchasing new tooling and adds to the Company's product lines. The laser operation is conducted by the Company at its Vista, California facility.

           For the OEM market, the Company works with each customer to custom design each grip with exacting specifications. Upon acceptance of a design by a customer, the Company then develops the appropriate tooling, known as a cavity. Costs for the tooling will vary, depending on the method used to build the cavity. The Company attempts to match tooling purchased to the expected sales of each grip model. Where expected sales quantities are large, multiple cavities will be purchased, in order to take advantage of manufacturing efficiencies. Conversely, some products will not sell enough units to justify significant tooling expenditures. Balancing the cost of tooling with the expected sales volume of any particular grip is one of the major challenges of the business.

           Further, the life cycle of a grip model is often shorter than the life of the tooling. Accordingly, the Company makes periodic reviews of its tooling, in order to identify any cavities related to discontinued products.

           Contract Manufacturing. The Company relies entirely on contract manufacturing for production of its grips. With the September 1995, acquisition of USG, the Company completed its transition to outsourced production. The Company uses three contract manufacturers who use the Company's tooling and in some cases, technology. The Company is dependent on a single supplier for each type of grip (EPDM, TPR and cord) in its product line.

           The Company has an exclusive arrangement (the "Arrangement") with the supplier who produces the EPDM grips which comprised the majority of sales for fiscal 1996. The Arrangement requires the Company to purchase a certain minimum number of grips per year, increasing each year throughout its ten-year term. Should the Company fail to meet certain terms of the Arrangement, including the purchase of the minimum number of grips required under the Arrangement, the supplier will have the right to cancel the Arrangement, and produce EPDM grips for other customers. To date, the Company has complied with the terms of the Arrangement. However, there can be no assurances that the Company will have sufficient demand for EPDM grips to fulfill its obligations under the Arrangement, nor can there be assurances that this supplier will increase capacity sufficiently to meet anticipated sales growth. Currently, the Company is working with this supplier to add new golf grip products and capacity, including a grip that will enable the Company to enter the rapidly-growing market for large-butt shafts.

           Should any significant delay, disruption or decrease in quality occur at any of the key suppliers, it may have a material adverse effect on the Company's business.

           Sources of Raw Materials. The Company has worked with its consultants and suppliers to develop special formulations of EPDM and TPR to produce custom grips with desired specifications established by the Company or demanded by its customers. Management believes that EPDM and TPR are readily available in quantities and at acceptable prices from multiple suppliers, although any disruption in supply or significant increase in price may have a material adverse effect on the Company's business.

     Competition
     -----------

           The sports grip business is highly competitive. The Company's principal competitors in the golf grip business are: Golf Pride (a division of Eaton Corporation), Lamkin and Royal Grip, Inc. Golf Pride, which has the greatest market share, and Lamkin, produce mostly rubber grips. Golf Pride, Lamkin and Royal also produce EPDM grips. Lamkin also manufactures seamless grips, which management believes are made from a TPR blend, but, to date, TPR grips have not been a significant part of Lamkin's product lines. To the best knowledge of the Company, none of its competitors can paint TPR grips.

           The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. Several companies have introduced new products in 1996 that have generated increased market competition. Others increased their marketing activities with respect to existing products in 1996. While the Company believes that its products and its marketing efforts continue to be competitive, there can be no assurance that these actions by others will not negatively impact the Company's future sales. A manufacturer's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the product's look and feel, and the level of acceptance the product has among professional and other golfers. The subjective preferences of golf club purchasers may also be subject to rapid and unanticipated changes. There can be no assurance as to how long the Company's grips will maintain market acceptance.

     Government Regulations
     ----------------------

           Prior to fiscal 1996, the Company outsourced all painting of grips. During fiscal 1996, the Company began painting EPDM grips at its Vista facility. The application of paint to golf grips requires compliance with applicable federal, state and local laws relative to hazardous materials, air pollution and health and safety. The imposition of more stringent regulations on the use of such chemicals or the ban of their use could increase the Company's product costs significantly.

           The Company presently has a single source which formulates and manufactures paint for the Company's TPR grips. No assurances can be given that, if necessary, the Company would be able to find an acceptable outside source to provide such TPR paint. The Company has multiple sources for the paint used on its EPDM grips.

           Governmental regulations may restrict or eventually ban the use of various solvents and chlorinated hydrocarbons that are ingredients in the paint and used by the Company in the painting process. Although alternatives to the paint and painting process presently exist, certain characteristics may or may not be as good as the current paint formulations.

     Employees
     ---------

           The Company presently has 46 full-time employees: seven in Irvine, California and 39 in Vista, California. The Vista facility was occupied by USG prior to its acquisition by the Company. The employees currently located at Irvine include the President and Chief Executive Officer, three in sales management and support, and three in financial services. The staff in Vista includes two in sales management, three in operations management, one in administrative support and 33 in production.


ITEM 2.     PROPERTIES

     The Company leases 2,500 square feet of space at 10 Corporate Park, Suite 130, Irvine, California, for its corporate offices under a lease expiring in March 2000.

      During fiscal 1996, the Company ceased manufacturing in its 14,600 square foot manufacturing facility, and subleased it for the remaining term of the lease, which expires in October 1998.

      In September 1995, in connection with the acquisition of USG, the Company commenced occupation of approximately 6,600 square feet in a free-standing industrial building in Vista, California, pursuant to a lease which expired in September 1996, and was extended through September 1999.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is not presently a party to any material pending legal proceedings. In 1988, prior to the exchange reorganization, certain then-existing major shareholders of the Company agreed to indemnify and hold the Company harmless from any creditor claims arising from activities prior to September 30, 1988. To date, no claims have been asserted against the Company which would trigger this indemnification obligation.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders through the solicitation of proxies or otherwise.

            Executive Officers of the Company
            ---------------------------------

           The names and ages of all executive officers of the Company, and positions held by each for the last five years, are as follows:

      Name                       Age                  Position
      ----                       ---                  --------
     Sam G. Lindsay               54                  President, Chief Executive Offier and Director

     Greg Hopkins                 41                  Vice President of Sales and Marketing

     Paul J. Herber               38                  Vice President of OEM Sales

     Michael R. Friedl            33                  Treasurer/Chief Financial Office

     James E. McCormick III       48                  Secretary and Director

           SAM G. LINDSAY is, and has been, President, Chief Executive Officer and a director of the Company since its incorporation and served as Chief Financial Officer from January 1995 to February 1996. He is, and since September 1995 has been, the President, Chief Executive Officer and a director of USGRIPS, Inc., a wholly-owned subsidiary of the Company. From February 1993 through July 1994, he was also the President, Chief Executive Officer and a director of GTI Manufacturing, Inc., a wholly-owed subsidiary of the Company, which was merged into the Company on July 31, 1994. In January 1975, Mr. Lindsay co-founded The Sammis Company, a real estate development and management firm. He initially served as Executive Vice President of the firm and later became President, in which capacity he remained until his departure in January 1991 to form the S. G. Lindsay Company, a real estate investment and consulting firm. Mr. Lindsay served as President and Chief Executive Officer of the S. G. Lindsay Company until December 31, 1993.

            GREG HOPKINS is, and has been, Vice President of Sales and Marketing for the Company since September 15, 1993. Prior to joining the Company, Mr. Hopkins was employed by Taylor Made Golf Company for eight years. While at Taylor Made, Mr. Hopkins served as National Sales Manager and was an integral part of the executive decision making team. Prior to becoming National Sales Manager, Mr. Hopkins received numerous awards as a Sales Representative and Regional Sales Manager at Taylor Made.

           PAUL J. HERBER is, and has been, Vice President of OEM Sales for the Company since September 22, 1995. Prior to joining the Company, from 1992 until September 1995, Mr. Herber was President and Chief Operating Officer of USGRIPS, Inc., a designer and marketer of golf grips. He was Vice President of Sales and Marketing of Langert Golf Company from 1988 to 1992, and held various positions in sales and marketing for Taylor Made Golf Company from 1981 to 1988. Mr. Herber also is the majority owner of La Jolla Club, a company engaged in the assembly and marketing of children's golf equipment and the sale of lower to mid-priced golf grips.

           MICHAEL R. FRIEDL is, and has been, the Treasurer/Chief Financial Officer of the Company since February 1, 1996, and prior thereto from October 1995 served as the Company's Director of Finance. From 1993 to 1995, Mr. Friedl served as controller for New Media Corporation, a high-tech manufacturing company. From 1990 to 1993, he worked for Arthur Andersen & Co. where he served as Audit Manager. He is a certified public accountant and is a graduate of Kent State University.

           JAMES E. MCCORMICK III is, and has been, the Corporate Secretary and a director of the Company since its incorporation. He is, and since September 1995 has been, the Corporate Secretary and a director of USGRIPS, Inc., a wholly-owned subsidiary of the Company. From February 1993 through July 1994, he was also the Corporate Secretary and a director of GTI Manufacturing, Inc., a subsidiary of the Company which was merged into the Company on July 31, 1994. Mr. McCormick has been engaged in the private practice of law for more than 20 years, specializing in corporate, securities and real estate matters.

           The officers are elected annually by the Board of Directors at the organizational meeting following the Annual Meeting of Shareholders. There is no family relationship between any of the officers, directors or persons nominated to become an officer or director.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market Information
     ------------------

            The Company's Common Stock is traded on the over-the-counter electronic bulletin board. The Company believes that there is a limited public trading market, particularly because of the small number of shares available in the public float.

            The following table sets forth the range of high and low bid prices for each quarterly period during the two most recent fiscal years:

                                                    High     Low
                                                    -----   -----
                              Fiscal 1995

                                First Quarter       $3      $2 1/4

                                Second Quarter      $3      $2 3/8

                                Third Quarter       $2 7/8  $2 1/4

                                Fourth Quarter      $2 3/4  $2 1/4

                              Fiscal 1996

                                First Quarter       $2 5/8  $1 7/8

                                Second Quarter      $2 5/8  $1 7/8

                                Third Quarter       $2 3/8  $1 3/8

                                Fourth Quarter      $2 5/8  $1 1/4


     The above information was compiled by J. Alexander Securities, Los Angeles.

     Holders
     -------

            As of October 28, 1996, there were approximately 1,075 shareholders of record.

     Dividends
     ---------

           The Company has not paid any dividends of any kind on its issued and outstanding shares of Common Stock since inception. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company has incurred losses and is unable to pay dividends. It is anticipated that the Company will follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the financial statements of the Company. It is qualified in its entirety by, and should be read in conjunction with, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" and related notes included elsewhere herein.






                                                                         For the Years Ended July 31,
                                                                     1994            1995            1996
                                                                 -------------   -------------   -------------
Statement of Operations Data
----------------------------
Net sales                                                        $    895,878    $  1,104,049    $  3,062,948
Cost of sales                                                         707,553       1,267,255       2,411,017
                                                                 ------------    ------------    ------------
   Gross profit (loss)                                                188,325        (163,206)        651,931
Operating expenses                                                  1,488,011       3,145,977       2,078,425
                                                                 ------------    ------------    ------------
   Loss from operations                                            (1,299,686)     (3,309,183)     (1,426,494)
Interest expense                                                       88,286         134,762         146,887
                                                                 ------------    ------------    ------------
   Loss before income taxes                                        (1,387,972)     (3,443,945)     (1,573,381)
Provision for income taxes                                                800             800           1,600
                                                                 ------------    ------------    ------------
   Net loss                                                       ($1,388,772)    ($3,444,745)    ($1,574,981)
                                                                 ============    ============    ============
   Net loss per share                                                  ($0.64)         ($1.11)         ($0.33)
                                                                 ============    ============    ============
Shares used in computing net loss per share                         2,171,167       3,102,497       4,832,107
                                                                 ============    ============    ============
                                                                                As of July 31,
                                                                    1994            1995            1996
                                                                ------------    ------------    ------------
  Balance Sheet Data
---------------------
Current assets                                                   $    511,826    $    702,472    $  1,093,040
Total assets                                                        1,989,236         973,838       3,203,702
Current liabilities                                                 1,259,487         732,886       2,533,588
Total liabilities                                                   1,928,008       2,570,500       2,870,660
Stockholders' equity (deficit)                                         61,228      (1,596,662)        333,042

         Grip Technologies, Inc. was incorporated in February 1993, but had no significant activity until August 1993. The Company became a "public company" as a result of its acquisition on January 15, 1994 by a pre-existing public company, Harvest Recreation Vehicles, Inc., that for several years prior to such date had no business, assets or operations - a so-called shell company. For financial statement purposes, as well as most other relevant purposes, the transaction was characterized as an acquisition of the shell company by the operating company. Accordingly, no financial information or data is provided for any period prior to August 1, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read together with the financial statements and notes thereto elsewhere herein.

Forward-Looking Statements
--------------------------

          From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, those factors set forth under the captions "Certain Factors Affecting the Golf Industry" and "Liquidity and Capital Resources" appearing below.

Results of Operations
---------------------

         Years Ended July 31, 1996, 1995 and 1994
         ----------------------------------------

         During fiscal 1996, the Company acquired USGRIPS, Inc., of Vista, California, which had a full product line and exclusive relationships with manufacturers of quality grips made of TPR, EPDM and cord. This acquisition has enabled the Company to outsource all of its production, which eliminated many of the production difficulties that resulted in poor gross margins in the past. It has further enabled the Company to focus on product development and marketing.

         Net sales for the year were $3,062,948, an increase of $1,958,899 or 177% over fiscal 1995. The increase was related to the acquired USGRIPS business, which provided a fuller product line, and the development of relationships with key OEMs and catalog resellers. Sales levels were in line with management expectations. The net sales increase represents a 28% increase over unaudited pro forma combined net sales of the Company and USGRIPS for the prior year.

         Net sales for fiscal 1995 were $1,104,049, an increase of $208,171 or 23% over fiscal 1994. During fiscal 1995, the Company was not able to achieve projected sales to OEMs due to their reluctance to commit to a TPR product line, especially with no viable second source.

         During fiscal 1996, the Company invested heavily in tooling to fill out its product lines as it entered the EPDM and cord markets and to supply increased OEM demand. The Company's investment in tooling was $516,405 for fiscal 1996, plus $173,651 acquired in the USGRIPS acquisition. The Company invested $370,640 in tooling during fiscal 1995.

         During fiscal 1995, the Company entered into endorsement agreements with two world-famous PGA Tour players, Jack Nicklaus and Phil Mickelson. Management expects these endorsement agreements to continue to raise brand awareness within the golf community, and, particularly, the replacement grip market.

         Cost of sales for fiscal 1996 was $2,411,017, or 79% of sales, as compared to $1,267,255, or 115% of sales for fiscal 1995. The improvement in gross margin was largely due to improved efficiencies arising from the outsourcing of production. Further, improved inventory controls reduced inventory write-offs during the year.

         Cost of sales for fiscal 1995 was $1,267,255, or 115% of sales, as compared to $707,553 or 79% of sales for fiscal 1994. The decline in gross margin resulted primarily from production problems experienced by the Company. Since its inception, the Company has invested significantly in new tooling and machinery designs in order to manufacture a higher quality and more consistent product. Simultaneously, the Company conducted research and development to enhance the qualities of its raw materials, including new proprietary formulations of TPR and the introduction of a new cord grip made from a proprietary EPDM formulation. In spite of the substantial investment in the new tooling, problems associated with the introduction of these new formulations resulted in an abnormally high rejection rate and slower production cycles.

         Selling expenses increased only 3%, from $790,888 to $818,436 during fiscal 1996, as the Company's investment in sales and marketing began to result in sales increases. During the year, the Company discontinued telemarketing. Customers that responded to the telemarketing effort were typically too small for the Company to serve efficiently, and many credit problems arose. The Company has developed relationships with large catalog resellers, who better serve the needs of smaller customers, while significantly reducing the number of accounts to manage and the Company's credit risk.

         The Company successfully integrated the USGRIPS sales force, product lines and customers during fiscal 1996, while maintaining service levels and eliminating redundant functions.

         In addition, the Company continued to invest heavily in advertising and promotion, continuing to focus on the endorsements of PGA Tour players Jack Nicklaus and Phil Mickelson. Selling expenses, which continue to be disproportionately high, as compared to current sales levels, decreased from 72% of revenues in fiscal 1995 to 27% of revenues in fiscal 1996. Management believes that these costs were necessary in order to position the Company and its products in appropriate markets. Management believes that selling costs will decline as a percentage of sales as sales increase.

  Selling expenses for fiscal 1995 increased 40% over fiscal 1994, from $564,882 to $790,888, primarily as a result of the expansion of the Company's sales focus to include the replacement grip market. During this period, the Company added a telemarketing sales force, as well as additional sales support staff. However, the type of customers that typically responded to the telemarketing effort were too small for the company to serve efficiently, and many credit problems arose. As a result, the telemarketing effort was discontinued in November 1995.

         General and administrative expenses increased 15%, from $688,935 in fiscal 1995 to $793,348 in fiscal 1996, as the Company integrated the USGRIPS' operation. Certain duplicate functions were eliminated during the year.

         General and administrative expenses for fiscal 1995 increased 39% over fiscal 1994, from $496,304 to $688,935, as a result of the addition of support personnel and additional legal and professional expenses.

         Intangible amortization during fiscal 1996 relates to the goodwill arising from the USGRIPS acquisition, which is being amortized over seven years.

         For fiscal 1995, intangibles amortization included the $491,166 write-off of intangible assets acquired from Poulin Progrip. Because of significant changes in the design and manufacturing of the products, it was management's opinion that these assets no longer had any significant value to the Company.

         The Company continues its research and development efforts, which are primarily aimed at developing new products for the golf markets. However, the Company has also focused efforts on grips for other sport applications, and glove-grip systems for baseball, tennis and racquetball.

         As part of management's overall plan to expand sales, the Company has investigated the possibility of marketing other golf products for vertical integration while utilizing its existing sales and marketing network. During the first quarter of fiscal 1995, the Company entered into an agreement with Dynalaser, Inc. to sell and distribute the "Stabilaser", a patented, laser-guided golf headwear training aid endorsed by PGA Tour player Nick Price. In management's opinion, sales were far less than forecasted because of Dynalaser's failure to provide committed advertising and marketing dollars and support required for such a product launch. As a result, the Company terminated its distribution of the Stabilaser in June 1995.

         Certain Factors Affecting the Golf Industry
         -------------------------------------------

         The Company believes that the growth rate in the golf equipment industry in the United States has been modest for the past several years, and this trend is likely to continue through 1996. The Company also believes that the sales of all golf clubs in Japan, the world's second largest market for golf clubs next to the United States, have been declining during this same period, but should stabilize during 1996 and 1997. Sales to key OEM and catalog customers have been strong during fiscal 1996 and early fiscal 1997, but there can be no assurances that the demand for the Company's existing products or the introduction of new products will permit the Company to continue the revenue growth experienced in fiscal 1996.

         In the golf industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months covered by the Company's first and second fiscal quarters. Sales to OEMs generally mirror the seasonal trends of retailers. The Company has become a supplier to several major golf club OEMs, and continues to seek to develop relationships with many others. Most major OEMs demand high standards of quality and service from all suppliers, and require reliable second sources for most components, including grips. The Company's success with OEMs will be dependent upon its ability to supply high quality grips and provide a high level of service.

         Since it outsourced production, the Company is dependent on a single supplier for each type of grip (EPDM, TPR and cord) in its product line. The Company has an exclusive arrangement (the "Arrangement") with the supplier who produces EPDM grips which make up the majority of its sales. The Arrangement requires the Company to purchase a certain minimum number of grips per year, increasing each year throughout its ten-year term. Should the Company fail to meet certain terms of the Arrangement including the purchase of the minimum number of grips required under the Arrangement, the supplier will have the right to cancel the Arrangement and produce EPDM grips for other customers. To date, the Company has complied with the terms of the Arrangement. However, there can be no assurances that the Company will have sufficient demand for EPDM grips to fulfill its obligations under the Arrangement.

         Further, any significant delay or disruption at any of the key suppliers may have a material adverse effect on the Company's business.

Liquidity and Capital Resources
-------------------------------

         Equity and Other Capital Resources
         ----------------------------------

         During fiscal 1996, the Company raised $1,919,685, net of offering expenses, in private placements of 1,046,700 shares of Common Stock. In addition, the Company converted $535,000 of debt due to a stockholder in exchange for 356,667 shares of Common Stock. As of July 31, 1996, there were 1,287,500 shares of Series A Convertible Preferred Stock and 5,581,925 shares of Common Stock issued and outstanding. The Series A Convertible Preferred Stock entitles the holder to receive non-cumulative dividends at an annual rate of $0.10 per share, when and as declared by the Board of Directors. There were no accrued or unpaid dividends at July 31, 1996, 1995 or 1994. Each share of Preferred Stock is convertible into one share of Common Stock, subject to various anti-dilution adjustments. During the year ended July 31, 1996, 62,500 shares of Series A Convertible Preferred Stock were converted to Common Stock. In the event the Company elects to redeem the preferred shares, or upon liquidation of the Company, the preferred shareholders are entitled to receive $1.00 per share plus 10% per annum from the date of original issue.

         During fiscal 1995, the Company raised $1,605,630, net of expenses and commissions, in private placements of 1,077,598 shares of Common Stock. In addition, the Company converted $181,225 of debt in exchange for 122,402 shares of Common Stock.

         The Company raised $1,450,000 through the private sale of equity securities during fiscal 1994.

         During fiscal 1996, the Company increased its term loans from $600,000 to $780,000. The effective interest rate on these notes is 10% per annum; 4% payable monthly to the bank, and 6% payable to the stockholder whose assets are pledged as security for the loans. In June 1995, the bank extended the maturity dates to December 31, 1996, at which time the notes will be due.

         In September 1996, the Company entered into a revolving line of credit agreement with a bank in the amount of $400,000, all of which has been drawn down by the Company. The line of credit bears interest at the bank's prime rate plus 2.5%, is partially secured by personal assets of a stockholder and is due on September 15, 1997.

         The Company obtained short-term borrowings from a trust and a corporation. The notes total $90,000, originally bore interest at 6% per annum, and were due on June 30, 1996. As further consideration for these loans, warrants to purchase 27,000 shares of Common Stock, with an exercise price of $2.50 per share, exercisable prior to May 31, 1998, were issued. In consideration for extending the maturities of these notes to October 31, 1996 and January 31, 1996, the interest rates were increased to 10%, and 2,250 stock purchase warrants with the same terms described above will be issued for each month that the balances remain unpaid after June 30, 1996.

         In addition, the Company obtained short-term loans from two partnerships. The notes total $250,000, bear interest at 8% per annum and are due through May 31, 1997. As further consideration for these loans, warrants to purchase 75,000 shares of Common Stock, with an exercise price of $2.50 per share, exercisable prior to May 31, 1998, were issued.

         During fiscal 1995, the Company obtained short-term borrowings through private individuals as follows: the selling agent for a private placement and an affiliate of the selling agent each loaned the Company $125,000. During the first quarter of fiscal 1995 the selling agent canceled $121,255 of its $125,000 loan plus $2,379 of interest in exchange for 82,402 shares issued as part of the pending private placement. The affiliate of the placement agent converted $60,000 of his loan into 40,000 shares of the Company in the same private placement.

         The remaining $65,000 due the placement agent's affiliate was paid in full during fiscal 1995. The loan from the placement agent's affiliate included a warrant to purchase 10,000 shares of the Company's Common Stock at $1.65 per share, exercisable between April 8, 1995 and April 8, 1997.

         The majority stockholder loaned the Company $310,000 during fiscal 1994 and an additional $225,000 during fiscal 1995. Each of these loans were represented by promissory notes, which were combined into one note in July 1995. The note bore interest at 10% per annum, with interest due at maturity. On July 31, 1996, the principal amount of the note was converted into 356,667 shares of Common Stock.

         Beginning in fiscal 1994, an officer who is also the major stockholder agreed to defer his salary and certain reimbursable business expenses until the Company becomes profitable. Beginning January 1, 1996, the officer elected to discontinue deferring his salary, but agreed to continue deferring reimbursement of expenses. At July 31, 1996 and 1995, the Company owed the majority stockholder $358,879 and $202,796 in salary and expenses.

         As of July 31, 1996 and 1995, the Company owed a stockholder $145,604 and $86,222, respectively, for providing legal services to the Company.

         In connection with the purchase of certain assets from Poulin Progrip, Inc. ("Poulin"), the Company agreed to assume $349,230 in notes payable to a bank. At July 31, 1996, one note, in the amount of $179,023, remained outstanding. This note payable bears interest at 12.5% per annum, is payable in principal and interest payments of $4,446 per month through November 2000. This note is secured by the property and equipment purchased by the Company from Poulin and certain assets of the principal shareholder.

         Also in connection with the purchase of certain assets from Poulin, the Company agreed to pay to the majority shareholder of Poulin consulting fees of $12,500 per quarter from August 1, 1995 through July 31, 1999 and to pay for a covenant not to compete, in 26 quarterly payments of $12,500 each, commencing August 1, 1993. The consulting fees and covenant consideration liabilities have been recorded on the balance sheet of the Company, discounted to include interest imputed at 10% per annum. In exchange for an early payment, the payee has agreed to accept as full payment of the obligations $200,000 plus interest at 8% from July 31, 1996, if payment in full is made by December 31, 1996.

         In December 1993, the Company borrowed $50,000 from its landlord for leasehold improvements at its Irvine, California manufacturing facility. This loan is represented by a promissory note which bears interest at 7% per annum, with principal and interest payable monthly until December 1998.

         Liquidity
         ---------

         The Company continues to struggle with liquidity issues, primarily due to the significant operating losses it has sustained since inception. However, many factors that impact liquidity improved during fiscal 1996, and management anticipates this trend to continue in fiscal 1997.

         In management's opinion, the most significant development in fiscal 1996 was the improvement of gross margins, from -15% in fiscal 1995 to 21%. This improvement, together with increased revenues, is critical to achieving profitability. Management projects both revenues and gross margins to continue to improve in fiscal 1997, as improved inventory management procedures and economies of scale begin to take effect. Historically, the Company's fiscal third and fourth quarter have been the largest in terms of revenues, corresponding with the golf industry's selling season. This seasonality strains liquidity, as the Company is required to invest in tooling and build inventories during its first two quarters in order to meet spring delivery schedules. The Company must also support the corresponding increase in receivables during the initial portion of the prime selling season.

         The Company anticipates funding a portion of the cost associated with increased inventory and receivables through trade credit, but its supply contracts with grip manufacturers typically contain strict payment schedules, which limit its flexibility with its largest suppliers.

         The Company has implemented improved credit policies that have reduced the number of days sales in net receivables from 100 to 45, as well as reduced bad debt expense by 33% in fiscal 1996.

         Inventory management has improved as well, with a reduction in write-offs due to inventory obsolescence. However, due to the Company's broader product line, inventory balances have increased in fiscal 1996 relative to sales. Increasing inventory turns is an important component in the Company's plan for meeting liquidity goals for fiscal 1997.

  Due primarily to the broadening of the Company's product lines, and the addition of new OEM customers, the Company invested heavily in additional tooling. Total investment in new property and equipment amounted to $572,296 in fiscal 1996, compared to $386,048 in fiscal 1995. In addition, property and equipment of $315,406 was acquired in the USGRIPS acquisition. The

Company anticipates investing an additional $300,000 in tooling for fiscal 1997, and, to date, has expended approximately $100,000 of that amount.

         The Company intends to continue research and development efforts necessary to enter markets for other sport grips and introduce the Company's glove/grip system.

         The Company had a working capital deficit of $1,440,548 at July 31, 1996, as compared to a deficit of $30,414 at July 31, 1995. The increase in the deficit was due primarily to the net loss and the reclassification of certain liabilities to current. Included in current liabilities at July 31, 1996, are $504,483 due to two shareholders who are also officers of the Company, short-term borrowings of $90,000 that are due through January 31, 1997, and the Company's term loans with a bank in the amount of $780,000. Repayment of the amounts due the shareholders have historically been deferred, but further deferral is not assured. Subsequent to July 31, 1996, $25,000 due to Poulin was repaid, and $20,000 of the short-term borrowings were repaid. The Company has negotiated a discount of $103,572 with regard to the remaining obligation to Poulin if it can be repaid on or prior to December 31, 1996. The Company is not expected to generate sufficient cash from operations necessary to repay the remaining obligations as they come due. It will be required to either extend the maturities, sell additional equity to generate funds to repay them, or seek alternative financing.

         The Company funded a portion of projected cash needs in September 1996, by entering into a $400,000 revolving line of credit arrangement with a bank. Interest is payable monthly at the bank's prime rate plus 2.5%, and is partially secured by assets of a shareholder, who is the co-maker on this line of credit. The Company anticipates it will require an additional $2,000,000 to fund operating losses, as well as the expected continued sales growth and tooling purchases and to meet certain obligations as they come due. The Company intends to pursue all available options, including, the initiation of another private placement of its equity securities, a secondary offering by the Company of its Common Stock, or a private placement of a convertible or other debt instrument; seeking loans from other sources not yet identified; or pursuing a merger, consolidation or other similar corporate transaction. None of these sources or alternatives may be available to the Company and, if they become available, they may not occur within the timeframe required by the Company or they may require terms which management finds unacceptable. The inability of the Company to locate additional capital prior to the end of the second quarter of fiscal 1997 raises substantial doubt about the Company's ability to continue operating as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
 Grip Technologies, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of GRIP TECHNOLOGIES, INC. (a California corporation) and subsidiary as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 1996, 1995 and 1994. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grip Technologies, Inc. and subsidiary as of July 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the years ended July 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               ARTHUR ANDERSEN LLP

Orange County, California
October 21, 1996

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                             JULY 31, 1996 AND 1995
                             ----------------------


                                     ASSETS
                                     ------



                                                                      1996            1995
                                                                   ----------       --------

  CURRENT ASSETS:
    Cash                                                           $   16,975       $126,827
    Accounts receivable, net of allowance for
      doubtful accounts of $190,669 and $174,099
      at July 31, 1996 and 1995, respectively                         537,445        279,304
    Inventories                                                       506,995        226,471
    Note receivable                                                         -         50,000
    Prepaids and other assets                                          31,625         19,870
                                                                   ----------       --------
            Total current assets                                    1,093,040        702,472

  PROPERTY AND EQUIPMENT, net of accumulated
    depreciation and amortization of $373,589 and
    $123,175 as of July 31, 1996 and 1995, respectively               887,242        271,366

  INTANGIBLES, net of accumulated amortization
    of $924,490 and $754,260 as of July 31, 1996
    and 1995, respectively                                          1,223,420              -
                                                                   ----------       --------
            Total assets                                           $3,203,702       $973,838
                                                                   ==========       ========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                             JULY 31, 1996 AND 1995
                             ----------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


                                                             1996               1995
                                                         ------------       ------------

  CURRENT LIABILITIES:
    Short-term borrowings                                $   340,000        $     3,775
    Current portion of long-term obligations                 976,412            139,138
    Current portion of amounts due stockholder               358,879                  -
    Accounts payable                                         528,392            412,900
    Accrued liabilities                                      329,905            166,373
    Other liabilities                                              -             10,700
                                                         -----------        -----------
          Total current liabilities                        2,533,588            732,886
                                                         -----------        -----------

  LONG-TERM LIABILITIES:
    Long-term obligations, net of
      current portion                                        337,072          1,099,818
    Amounts due stockholder, net of
      current portion                                              -            737,796
                                                         -----------        -----------
                                                             337,072          1,837,614
                                                         -----------        -----------
          Total liabilities                                2,870,660          2,570,500
                                                         -----------        -----------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY (DEFICIT):
    Series A Convertible Preferred Stock
      Authorized -- 3,000,000 shares
      Issued and outstanding -- 1,287,500 and
        1,350,000 shares, respectively                     1,287,500          1,350,000
    Common Stock
      Authorized -- 25,000,000 and
        10,000,000 shares, respectively
      Issued and outstanding -- 5,581,925 and
        3,516,058 shares, respectively                     5,454,040          1,886,855
    Accumulated deficit                                   (6,408,498)        (4,833,517)
                                                         -----------        -----------
          Total stockholders' equity (deficit)               333,042         (1,596,662)
                                                         -----------        -----------
                                                         $ 3,203,702        $   973,838
                                                         ===========        ===========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                ------------------------------------------------



                                                       1996           1995           1994
                                                   -----------    -----------    -----------

  NET SALES                                        $ 3,062,948    $ 1,104,049    $   895,878

  COST OF SALES                                      2,411,017      1,267,255        707,553
                                                   -----------    -----------    -----------
            Gross profit (loss)                        651,931       (163,206)       188,325
                                                   -----------    -----------    -----------

  OPERATING EXPENSES:
    Selling                                            818,436        790,888        564,882
    General and administrative                         793,348        688,935        496,304
    Research and development                            39,616         87,360        128,945
    Depreciation                                       256,795        266,323        167,154
    Intangible amortization and
      write-off                                        170,230        623,534        130,726
    Provision for abandonment and disposition
      of property and equipment and other                    -        688,937              -
                                                   -----------    -----------    -----------
                                                     2,078,425      3,145,977      1,488,011
                                                   -----------    -----------    -----------
            Loss from operations                    (1,426,494)    (3,309,183)    (1,299,686)

  INTEREST EXPENSE                                     146,887        134,762         88,286
                                                   -----------    -----------    -----------
            Loss before income taxes                (1,573,381)    (3,443,945)    (1,387,972)

  PROVISION FOR INCOME TAXES                             1,600            800            800
                                                   -----------    -----------    -----------
            Net loss                               $(1,574,981)   $(3,444,745)   $(1,388,772)
                                                   ===========    ===========    ===========

  NET LOSS PER COMMON AND EQUIVALENT SHARE         $     (0.33)   $     (1.11)   $     (0.64)
                                                   ===========    ===========    ===========
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         4,832,107      3,102,497      2,171,167
                                                   ===========    ===========    ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------





                                                     Series A
                                                    Convertible
                                                   Preferred Stock             Common Stock
                                                   ---------------           ---------------       Accumulated
                                                 Shares       Amount       Shares       Amount       Deficit         Total
                                               ---------    ----------    ---------   ----------   -----------    -----------

  BALANCE, AUGUST 1, 1993 (inception)                  -    $        -            -   $        -   $         -    $         -

    Initial sale of Common Stock                       -             -    2,000,000      100,000             -        100,000

    Initial sale of Preferred Stock            1,350,000     1,350,000            -            -             -      1,350,000

    Net effect of reverse acquisition                  -             -      316,058            -             -              -

    Net loss                                           -             -            -            -    (1,388,772)    (1,388,772)
                                               ---------    ----------    ---------   ----------   -----------    -----------
  BALANCE, JULY 31, 1994                       1,350,000     1,350,000    2,316,058      100,000    (1,388,772)        61,228

    Sale of Common Stock, net of offering
      costs                                            -             -    1,077,598    1,605,630             -      1,605,630

    Conversion of loans to Common Stock                -             -      122,402      181,225             -        181,225

    Net loss                                           -             -            -            -    (3,444,745)    (3,444,745)
                                               ---------    ----------    ---------   ----------   -----------    -----------
  BALANCE, JULY 31, 1995                       1,350,000     1,350,000    3,516,058    1,886,855    (4,833,517)    (1,596,662)

    Sale of Common Stock, net of offering
      costs                                            -             -    1,046,700    1,919,685             -      1,919,685

    Conversion of loans to Common Stock                -             -      356,667      535,000             -              -

    Conversion of Preferred Stock to
      Common Stock                               (62,500)      (62,500)      62,500       62,500             -              -

    Common Stock issued in acquisition of
      USGRIPS, Inc.                                    -             -      600,000    1,050,000             -      1,050,000

    Net loss                                           -             -            -            -    (1,574,981)    (1,574,981)
                                               ---------    ----------    ---------   ----------   -----------    -----------
  BALANCE, JULY 31, 1996                       1,287,500    $1,287,500    5,581,925   $5,454,040   $(6,408,498)   $   333,402
                                               =========    ==========    =========   ==========   ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                FOR THE YEARS ENDED JULY 31, 1996, 1995 AND 1994
                ------------------------------------------------


                                                           1996           1995           1994
                                                       -----------    -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $(1,574,981)   $(3,444,745)   $(1,388,772)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Provision for abandonment and disposition
          of property and equipment and other                    -        688,937              -
        Depreciation                                       256,795        266,323        167,154
        Intangible amortization and write-off              170,230        623,534        130,726
        Increase in accounts receivable                    (77,650)       (71,813)      (207,491)
       (Increase) decrease in inventories                  (86,447)        41,956       (268,427)
        Increase in prepaids and other assets               (6,925)        (5,534)       (14,336)
        Increase (decrease) in accounts payable           (135,333)       (45,763)       430,263
        Increase in accrued liabilities                     34,334         65,373              -
        Increase (decrease) in other liabilities           (10,700)        10,700              -
                                                       -----------    -----------    -----------
            Net cash used in operating activities       (1,430,677)    (1,871,032)    (1,150,883)
                                                       -----------    -----------    -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                   (572,296)      (386,048)      (461,732)
    Proceeds on disposal of property and
      equipment                                              9,500              -              -
    Increase in note receivable                                  -        (50,000)             -
    Purchases of intangibles                                (2,900)             -       (250,770)
                                                       -----------    -----------    -----------
            Net cash used in investing activities         (565,696)      (436,048)      (712,502)
                                                       -----------    -----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in deferred private placement costs                 -              -       (114,298)
    Proceeds from (payment of) short-term
      borrowings                                           136,225       (165,000)       350,000
    Net increase in amounts due stockholder                156,083        347,617        390,179
    Payments on amounts due former stockholder            (400,000)             -              -
    Net proceeds from long-term obligations                180,000        600,000              -
    Principal payments on long-term obligations           (105,472)       (90,210)       (90,924)
    Proceeds from issuance of preferred stock                    -              -      1,350,000
    Net proceeds from issuance of Common Stock           1,919,685      1,719,928              -
                                                       -----------    -----------    -----------
            Net cash provided by financing
              activities                                 1,886,521      2,412,335      1,884,957
                                                       -----------    -----------    -----------
  NET INCREASE (DECREASE) IN CASH                         (109,852)       105,255         21,572

  CASH, beginning of period                                126,827         21,572              -
                                                       -----------    -----------    -----------
  CASH, end of period                                  $    16,975    $   126,827    $    21,572
                                                       ===========    ===========    ===========



                                               1996       1995       1994
                                            -------    -------    -------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest                   $93,613    $91,101    $53,893
                                            =======    =======    =======
   Cash paid for taxes                      $ 1,600    $   800    $   800
                                            =======    =======    =======

  On September 22, 1995, the Company completed the acquisition of USGRIPS, Inc., in exchange for 600,000 shares of Common Stock. The fair values of the assets acquired and the liabilities assumed are as follows:

      Fair values of assets acquired:
            Accounts receivable                                           $  180,491
            Inventories                                                      194,077
            Prepaids and other assets                                          4,830
            Property and equipment                                           315,406
            Goodwill                                                       1,390,750
                                                                          ----------
                                                                           2,085,554
                                                                          ----------
       Liabilities assumed:
            Short-term borrowings                                            200,000
            Amounts due former stockholder                                   400,000
            Accounts payable                                                 250,825
            Accrued liabilities                                              184,729
                                                                          ----------
                                                                           1,035,554
                                                                          ----------
       Fair market value of Common Stock issued                           $1,050,000
                                                                          ==========

  The Company converted certain notes payable into Common Stock during fiscal 1996 and 1995, with principal amounts totaling $535,000 and $181,225, respectively.

  For fiscal 1995, net proceeds from issuance of Common Stock was reduced by the amortization of deferred private placement costs of $114,298 that were incurred in fiscal 1994.

  Effective August 1, 1993, the Company purchased certain assets of Poulin Progrip, Inc. for $250,770. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired               $600,000
Cash paid                                    250,770
                                            --------
 Liabilities assumed                        $349,230
                                            ========
Recognition of consulting services and
 covenant not-to-compete payable            $370,930
                                            ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JULY 31, 1996
                                 -------------



1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     a.   Organization
          ------------

     The accompanying consolidated financial statements reflect the accounts of Grip Technologies, Inc. and subsidiary (the Company). Located in Southern California, the Company designs and markets golf grips for sale to original equipment manufacturers ("OEMs"), mail order houses, golf pro shops and specialty golf retailers. Prior to the commencement of fiscal 1996, the Company decided to outsource all manufacturing and, subsequently during fiscal 1996 ceased all in-house manufacturing operations. The Company is currently utilizing three outside contractors to manufacture its golf grips, using the Company's tooling and proprietary manufacturing techniques. The Company's current product line includes grips made from each of the materials that currently have wide use in the golf grip market; Ethylene Propylene Diene Monomer (EPDM), Thermoplastic Rubber (TPR), and EPDM with strands of embedded cord fibers (cord).

     The Company, formerly Progrip Inc., a California corporation, commenced business on August 1, 1993 and acquired certain tangible and intangible assets from Poulin Progrip, Inc. (see Note 3).

     Effective January 15, 1994, the Company exchanged 100 percent of its issued and outstanding stock for 2,000,000 new shares of Common Stock and 1,350,000 new shares of Series A Convertible Preferred Stock with Harvest Recreational Vehicles, Inc. (HRV). The Company obtained a controlling interest in HRV and, as such, this transaction was accounted for as a reverse acquisition. All of the outstanding stock options and stock purchase warrants of the Company were replaced with identical securities of HRV, with the number of shares and exercise prices appropriately adjusted. In February 1994, HRV changed its name to Grip Technologies, Inc. Prior to the reverse acquisition, HRV had 316,058 shares of Common Stock outstanding.

     b.  Acquisition
         -----------

     On September 22, 1995, the Company acquired USGRIPS, Inc. (USG). In connection therewith, the Company issued 600,000 shares of Common Stock, valued at $1,050,000, to the two stockholders of USG, and agreed to issue up to an additional 400,000 shares over a three-year period pursuant to an earn-out formula based on the gross margins achieved by the acquired USG business. The acquisition has been accounted for as a purchase, and the results of USG have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of $1,390,750, which is being amortized over seven years.

     Because USG was acquired near the beginning of the fiscal year, the unaudited consolidated results of operations on a pro forma basis as though USG had been acquired as of the beginning of fiscal 1996 would not be materially different than the actual consolidated results of operations. The unaudited pro forma consolidated results of operations as though USG had been acquired as of the beginning of fiscal 1995 are as follows:

            Net sales                                    $ 2,392,895
            Gross profit                                      66,363
            Net loss                                      (3,934,911)
            Net loss per weighted average common share        $(1.06)

     The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the USG acquisition had been consummated as of the above dates, nor are they necessarily indicative of future operating results.

     In connection with the acquisition of USG, the Company elected to outsource production and discontinue all manufacturing in its Irvine, California, facility. Subsequent to the outsourcing of production, the Company began purchasing sport grips from contract manufacturers who use the Company's tooling, and in some cases, technology. Certain grips are then processed in the Company's Vista, California facility, where the grips are painted or engraved with custom logos, in accordance with customer requirements.


     c.   Use of Estimates in Preparation of Financial Statements
          -------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     d.   Long-lived Assets
          -----------------

     The Company accounts for long-lived assets in accordance with Statement of Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying value of the asset.

     Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair market value of the asset. The Company adopted SFAS No. 121 effective August 1, 1995, and determined that the adoption of this pronouncement had no material impact on the results of operations or financial condition as of August 1, 1995.

       Provision for Abandonment and Disposition of Property and Equipment
       -------------------------------------------------------------------

       In connection with the acquisition of USG and discontinuation of manufacturing in the Company's Irvine, California facility, the Company identified certain production equipment, leasehold improvements and tooling to be disposed of. These assets of $587,937 were written off as of July 31, 1995. In addition, the Company identified all costs related to the closing of the Irvine facility and recorded them as a one-time charge as of July 31, 1995. Substantially all costs provided for as of that date have been incurred as of July 31, 1996.

       Intangibles
       -----------

       Included in Intangibles on the accompanying consolidated balance sheets is goodwill of $1,390,750 arising from the USG acquisition, which is being amortized over seven years.

       In addition, Intangibles consist of covenants not-to-compete, consulting service agreements and certain proprietary rights arising from the asset sale and purchase agreement between the Company and Poulin Progrip, Inc. As required under generally accepted accounting principles, the Company reviewed the intangibles and determined that they hold no further value because of the significant change in the design and manufacturing of the Company's products, and therefore the unamortized balance of $491,167 was written off as of July 31, 1995 (see Note 3). The amount written off has been included in intangible amortization and write-off in the accompanying consolidated statements of operations.

       Depreciation and Amortization
       -----------------------------

       Depreciation and amortization on property and equipment and intangibles are provided using the straight-line method over the following estimated useful lives:

              Furniture and fixtures              5 to 7 years
              Leasehold improvements              Life of lease
              Manufacturing equipment             7 years
              Tooling                             3.5 years
              Intangibles                         2 to 6 years

       Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

       e.  Inventories
           -----------

       Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market value and during fiscal 1996, consist of purchased products, processing labor and factory overhead. During fiscal 1995, the Company manufactured all products, and inventory accordingly consisted of raw materials, work in process and factory overhead.

     Inventories consisted of the following components as of July 31:

                                 1996       1995
                               --------   --------

          Raw materials        $      -   $ 84,179
          Work in process             -     32,803
          Finished goods        506,995    109,489
                               --------   --------
                               $506,995   $226,471
                               ========   ========

     f.  Income Taxes
         ------------

     The Company accounts for income taxes under the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes."

     g.  Research and Development
         ------------------------

     Research and development costs are charged to operations as incurred.

     h.  Earnings Per Share
         ------------------

     The earnings per share calculation for the year ended July 31, 1994 includes 316,058 shares of Common Stock of HRV from the date of acquisition.

     The weighted average number of shares does not include the outstanding common stock equivalents such as preferred stock, options and warrants as they are anti-dilutive.

     i.  Stock-Based Compensation
         ------------------------

     In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" The disclosure requirements of SFAS No. 123 are effective for the Company's 1997 fiscal year. The new pronouncement did not have an impact on the Company's consolidated results of operations since the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 and also allowed by SFAS No. 123 will continue to be used by the Company to account for its stock-based compensation plans.

2.  Going Concern
    -------------

The Company has incurred net losses since its inception (August 1, 1993) in the amounts of $1,574,981, $3,444,745 and $1,388,772 for the years ended July 31,
1996, 1995 and 1994, respectively, and used $4,452,592 of cash in operating activities during that time. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through private placements and is in the process of obtaining additional funding through additional private placements. In addition, the Company completed a strategic acquisition during fiscal 1996 which allowed for the outsourcing of all production. Management believes this outsourcing is critical to its efforts to improve the Company's gross margins.

The ability of the Company to meet its existing and ongoing obligations is dependent upon raising additional capital from sources of funding, such as, banks and other lenders, additional private offerings, public offerings or through a merger.

However, there can be no assurances that any of these transactions may be consummated in a timely manner or on terms reasonably acceptable to the Company. The ability of the Company to continue as a going concern is ultimately dependent, in part, on achieving profitable operations and obtaining adequate financing. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.  Poulin Acquisition
    ------------------

Effective August 1, 1993, the Company acquired various assets of Poulin Progrip, Inc. (PPG), including certain property and equipment, patents, patent applications, inventions, technology and trade secrets. The purchase price for the acquisition totaled $600,000, of which $250,770 was paid in cash with the balance consisting of the assumption of bank notes of $349,230. The Company also entered into certain covenants not-to-compete (see Note 6). The purchase price was allocated to assets acquired based on their estimated fair market values at the date of acquisition as follows:

                 Property and equipment                   $445,000
                 Intangibles                               155,000
                                                          --------
                                                          $600,000
                                                          ========

4.   Property and Equipment
     ----------------------

Property and equipment, at cost, consisted of the following as of July 31,:

  Furniture and fixtures                             $  115,979       $  58,893
  Leasehold improvements                                  1,758           4,265
  Manufacturing equipment                               138,802          17,148
  Tooling                                             1,004,292         314,235
                                                     ----------       ---------
                                                      1,260,831         394,541
  Less accumulated depreciation
   and amortization                                    (373,589)       (123,175)
                                                     ----------       ---------
                                                     $  887,242       $ 271,366
                                                     ==========       =========

5.    Short-Term Borrowings
      ----------------------

Included in the Company's short-term borrowings at July 31, 1996 and 1995, are the following:

                                                1996           1995
                                               -------       --------
Notes payable to selling agent and
  promoter of private placement.               $    -        $   3,775

Short-term note payable to a corporation,
  bearing interest at 10%, subsequently
  extended through January 31, 1997.            50,000              -

Short-term note payable to an trust,
  bearing interest at 10%, subsequently
  extended through October 31, 1996.            40,000              -

                                                   1996       1995
                                                 --------    ------
Short-term note payable to a general
  partnership, bearing interest at 8%,
  convertible to Common Stock, principal
  and interest due May 31, 1997.                 $229,000    $    -

Short-term note payable to a limited
  partnership, bearing interest at 8%,
  convertible to Common Stock, principal
  and interest due May 31, 1997.                   21,000         -
                                                 --------    ------
                                                 $340,000    $3,775
                                                 ========    ======

6.   Long-Term Obligations
     ---------------------

Long-term obligations consisted of the following as of July 31, 1996 and 1995:

                                                 1996         1995
                                              ----------    ---------
     Bank Borrowings-

     Note payable to bank, bearing
        interest at 12.5 percent, principal
        and interest payable at $4,446 per
        month through November 2000.
        Secured by property and equipment
        and guaranteed by a stockholder.      $  179,023    $ 215,375

     Term notes with a bank, bearing
        effective interest of 10 percent
        per annum; 4 percent payable monthly
        to a bank, and 6 percent payable
        quarterly to the stockholder whose
        assets are securing the notes.
        Principal due and payable on
        December 31, 1996;  Secured by
        personal assets of a stockholder.        780,000      600,000

     Covenant Not-to-Compete and
        Consulting/Licensing Agreements-

     Covenant not-to-compete and consulting
        agreements originally payable
        in quarterly installments of
        $12,500 each, continuing through
        January 2000, less interest
        imputed at 10 percent.  Balance
        to be reduced to $200,000 if paid
        by December 31, 1996.                    303,572      342,604

     Licensing agreement, payable in
        monthly payments of $2,000
        through August 1997, less
        interest imputed at 10 percent.           24,545       44,967


                                                    1996          1995
                                                 ----------    ----------
     Other-

        Note payable to lessor for leasehold
          improvements, interest (7 percent
          per annum) and principal payable
          monthly through December 31, 1998.     $   26,344    $   36,010
                                                 ----------    ----------
                                                  1,313,484     1,238,956
          Less current portion                     (976,412)     (139,138)
                                                 ----------    ----------
                                                 $  337,072    $1,099,818
                                                 ==========    ==========

The following schedule summarizes the future annual minimum principal payments on long-term obligations:

  Fiscal year ending July 31:
   1997                                 $  976,412
   1998                                    138,568
   1999                                    131,087
   2000                                     62,340
   2001                                      5,077
                                        ----------
                                        $1,313,484
                                        ==========

7.  Amounts Due Stockholders
    ------------------------

As of July 31, 1995, the Company was indebted to an officer who is also a stockholder, for loans made to the Company in the amount of $535,000. In July 1996, the principal portion of the note was converted into 356,667 shares of Common Stock. Payment of interest at 10% has been deferred until January 1, 1997. As of July 31, 1996 and 1995, interest payable to this stockholder was $106,520 and $45,712, respectively. In addition, in July 1995, the officer agreed to defer his salary and certain reimbursable business expenses until January 1, 1997. The amount payable for such expenses was $252,359 and $157,084 as of July 31, 1996 and 1995, respectively. These amounts are included in amounts due stockholder in the accompanying consolidated balance sheets.

As of July 31, 1996 and 1995, the Company owed a stockholder $145,604 and $86,222, respectively, for providing legal services to the Company. These amounts are included in accrued liabilities in the accompanying consolidated balance sheets.

8.      Income Taxes
        ------------

The components of the Company's deferred tax benefit as of July 31, 1996 and 1995, are as follows:

                                          1996           1995
                                      -----------    -----------
Allowance for doubtful accounts       $    76,268    $    69,640
Inventory                                     -           46,705
Accrued disposition costs                     -          270,839
Other non-deductible accruals             201,794        115,608
Depreciation                               51,372         23,372
Net operating loss carryforwards        1,936,616      1,156,926
                                      -----------    -----------
                                        2,266,050      1,683,090
     Valuation allowance               (2,266,050)    (1,683,090)
                                      -----------    -----------
                                      $       -      $       -
                                      ===========    ===========

As of July 31, 1996, the Company had approximately $4,900,000 of net operating loss carryforwards for federal income tax purposes, and $2,450,000 for California franchise tax purposes. The federal and California loss carryforwards begin to expire in 2009 and 1999, respectively, and may be subject to utilization limits resulting from ownership changes.

9.  Capital Stock, Options and Warrants
    -----------------------------------

a.  Series A Convertible Preferred Stock
    ------------------------------------

The Series A Convertible Preferred Stock entitles the holder to receive non-cumulative dividends at an annual rate of $.10 per share, when and as declared by the Board of Directors. There were no accrued and unpaid dividends at July 31, 1996 and 1995. Each share of preferred stock is convertible into one share of Common Stock. The Company has the option to redeem these shares after August 31, 1995 at a price of $1.00 per share plus 10% per annum from the date of original issuance. Upon liquidation of the Company, the preferred stockholders are entitled to receive the same price established for redemption.

During the year ended July 31, 1996, holders of 62,500 shares of the Series A Convertible Preferred Stock converted their shares into 62,500 shares of Common Stock.

b.  Common Stock
    ------------

During fiscal 1996, the Company received $1,919,685, net of commissions, fees and offering expenses, in exchange for 1,046,700 shares of Common Stock.

In July 1996, a note payable to a stockholder in the amount of $535,000 was converted to 356,667 shares of Common Stock.

In addition, 600,000 shares were issued in connection with the USG acquisition (see note 1).

During fiscal year 1995, the Company received $1,719,928, net of commissions, fees and offering expenses in exchange for 1,077,598 shares of Common Stock. These proceeds were reduced by deferred private placement costs of $114,298 which were previously capitalized during fiscal 1994. Also during the year, $181,225 in notes payable to promoters were exchanged for 122,402 shares of Common Stock.

c.  Stock Options and Warrants
    --------------------------

In January 1994, the Board of Directors approved the 1994 Stock Option Plan (the
Plan) which sets aside 600,000 shares of Common Stock for grant to key employees, officers, directors and consultants. The Plan will terminate in 2004 unless terminated sooner by the Board of Directors. At July 31, 1996 and 1995, options to purchase 435,000 and 395,000 shares of Common Stock have been granted under the Plan. The exercise price varies from $1.00 to $1.50 per share with various vesting periods. At July 31, 1996, options to purchase 225,000 shares were vested, and 4,000 shares had been issued under the Plan.

In addition, the Company granted options to purchase 450,000 shares of Common Stock to certain celebrity endorsers. The exercise price of these options is $1.50 and they expire at various dates through 2001. As of July 31, 1996, none of the options had been exercised.

In February 1996, the Company issued 400,000 shares of Common Stock as a result of the exercise of warrants by existing stockholders. Proceeds totaled $576,167, net of fees and expenses. The warrants originally had exercise prices of $2.50 to $3.00 per share. As an inducement to encourage the early exercise of these warrants, the Company lowered the exercise price to $1.50 per share.

During the year ended July 31, 1996, 120,000 stock purchase warrants expired unexercised.

As of July 31, 1996, 985,240 stock purchase warrants were outstanding. The exercise prices of these warrants range from $1.00 to $5.00 and they expire at various dates through 2000. Management estimated that the fair value of these warrants was immaterial and therefore no amount was assigned to these warrants.

10.    Operating Leases
       ----------------

The Company leases its facilities and certain equipment under various noncancellable operating leases, with terms extending through June 2000. Rent expense amounted to $128,612, less sublease income of $39,200 for the year ended July 31, 1996. Rent expense for the years ended July 31, 1995 and 1994 amounted to $76,342 and $65,248, respectively.

The future annual minimum payments under operating leases, as well as minimum sublease income, are as follows for the fiscal years ending July 31:

                                Less:
                    Payments   Sublease     Net
                    --------   --------   --------
          1997      $138,079   $ 90,000   $ 48,079
          1998       133,402     90,000     43,402
          1999        68,041     22,500     45,541
          2000        28,405          -     28,405
                    --------   --------   --------
                    $367,927   $202,500   $165,427
                    ========   ========   ========

11.  Major Customers and Suppliers
     -----------------------------

For the year ended July 31, 1996, the Company made sales to two customers which comprised 23% and 13% of sales, respectively. No customer comprised more than 10% of net sales during fiscal 1995. During fiscal 1994, sales to one customer comprised approximately 11% of net sales.

Subsequent to the outsourcing of production, the Company began purchasing sport grips from three contract manufacturers who use the Company's tooling and in some cases, technology. Together the three contract manufacturers supply 100% of the Company's sport grips. The Company is dependent on a single supplier for each type of grip (EPDM, TPR and cord) in its product line.

The Company has an exclusive arrangement (the Arrangement) with the supplier who produces EPDM grips which make up the majority of the Company's sales. The Arrangement requires the Company to purchase a certain minimum number of grips per year, increasing each year throughout its ten-year term. Should the Company fail to meet certain terms of the Arrangement, including the purchase of the minimum number of grips required under the Arrangement, the supplier will have the right to cancel the Arrangement, and produce EPDM grips for other customers. To date, the Company has complied with the terms of the Arrangement. However, there can be no assurances that the Company will have sufficient demand for EPDM grips to fulfill its obligations under the Arrangement.

Further, should any significant delay or disruption occur at any of the key suppliers, it may have a material adverse effect on the Company's business.

12.    Talaurian Technologies
       ----------------------

During the year ended July 31, 1996, the Company entered into a joint venture agreement (the Agreement) with Talaurian Technologies, Inc. (Talaurian), pursuant to which the Company agreed to license or sublicense, as the case may be, to Talaurian, its proprietary technology for industrial applications, and Talaurian agreed to cross-license its proprietary technology for sport grip applications to the Company. The term of the Agreement is five years, and may be extended another five years should certain conditions be met. The Agreement gives the Company the right to purchase 50% of the Common Stock of Talaurian for $1,000, and grants the Company a royalty of 5% of all revenues of Talaurian, whether derived from use of the Company's technology or not. The Company did not accrue or receive any amounts under the Agreement during the year ended July 31, 1996.

13.    Subsequent Events
       -----------------

In August, 1996, the Company extended the maturity of its $40,000 short-term note payable to a trust until October 31, 1996. The terms of the extension provide for issuance of 1,000 stock purchase warrants for each month that the balance is outstanding past June 30, 1996.

In September 1996, the Company entered into a revolving line of credit agreement with a bank in the amount of $400,000. The line of credit bears interest at the bank's prime rate plus 2.5%, is partially secured by personal assets of a stockholder and matures on September 15, 1997.

In October, 1996, the Company extended the maturity of its $50,000 short-term note payable to a corporation until January 31, 1997. The terms of the extension provide for issuance of 1,250 stock purchase warrants for each month that the balance is outstanding past June 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission ("Commission") on or prior to November 18, 1996 pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

      Incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or prior to November 18, 1996 pursuant to Regulation 14A.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or prior to November 18, 1996 pursuant to Regulation 14A.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or prior to November 18, 1996 pursuant to Regulation 14A.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)   Financial Statements.
                  ---------------------
            Report of Independent Certified Public Accountants (See Item 8 to this Form 10-K)

            Consolidated Balance Sheets as of July 31, 1996 and 1995 (See Item 8 to this Form 10-K)

            Consolidated Statements of Operations for the years ended July 31, 1996, 1995 and 1994 (See Item 8 to this Form 10-K)

            Consolidated Statements of Stockholders' Equity (Deficit) for the years ended July 31, 1996, 1995 and 1994 (See Item 8 to this Form 10-K)

            Consolidated Statements of Cash Flows for the years ended July 31, 1996, 1995 and 1994 (See Item 8 to this Form 10-K)

            Notes to Consolidated Financial Statements (See Item 8 to this Form 10-K)

            (b)     Reports on Form 8-K.
                    --------------------
            None.

            (c).    Exhibits.
                    ---------

            2.1 Agreement and Plan of Reorganization, dated September 20, 1995, by and among Registrant, USG Acquisition Corporation and USGRIPS, Inc., as amended

           3.1(i)   Restated Articles of Incorporation of Registrant

           3.1(ii)  Amended and Restated Bylaws of Registrant

           4.1 Promissory Note, dated December 10, 1993, made payable by Registrant to Kwang Soo Kim and In Ho Kim in the original principal sum of $50,000

           4.2 Fixed Rate Note, dated January 24, 1995, made payable by Registrant to First Interstate Bank in the original principal sum of $300,000, as amended by Modification of Note Agreement, dated February 8, 1995 (increasing principal amount of note to $400,000), Modification of Note Agreement, dated February 22, 1995 (increasing principal amount of note to $500,000), Modification of Note Agreement, dated March 22, 1995 (increasing principal amount of note to $600,000 and extending maturity date to December 31, 1995), and Change in Terms Agreement, dated July 31, 1995 (extending maturity date to December 31, 1996)

           4.3 Promissory Note, dated January 11, 1996, made payable by Registrant to First Interstate Bank in the original principal sum of $100,000, as amended in Change in Terms Agreement, dated May 20, 1996 (increasing principal amount of note to $180,000 and extending maturity date to July 8,
                    1996) and Letter Agreement, dated July 17, 1996 (extending maturity date to December 31, 1996)

           4.4 Revolving Line of Credit Note, dated September 23, 1996, made payable by Registrant to Wells Fargo Bank N.A. in the original principal sum of $400,000

           4.5 The attached form of Convertible Note was issued by Registrant in May 1996 to the following lenders in the following amounts:

                     $ 21,000   Z-Fund, a Maryland limited partnership
                      229,000   Third Century II, a Colorado general partnership

           10.1     1994 Stock Option Plan

           10.2 Employment Agreement, dated as of September 22, 1995, between Registrant and Paul Herber

           10.3 Noncompetition Agreement, dated September 22, 1995, between Registrant and J. Barrie Ogilvie

           10.4 Security Agreement, dated July 31, 1995, between Registrant and Sam G. Lindsay

           10.5 Letter Agreement, dated August 1, 1995, between Registrant and Sam G. Lindsay re: deferral of compensation

           10.6 Request to Convert and Investment Letter, dated July 31, 1996, between Registrant and Sam G. Lindsay

           10.7 Agreement, dated September 22, 1995, between Registrant and ARC Equipment, Inc.

           21.1     Subsidiaries of Registrant

           27       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Grip Technologies, Inc.

                                      (Registrant)


         Date: November 8, 1996        /s/ Sam G. Lindsay
                                       -----------------------
                                       Sam G. Lindsay
                                       President and
                                       Chief Executive Officer

         Date: November 8, 1996        /s/ Michael R. Friedl
                                       --------------------------------
                                       Michael R. Friedl
                                       Chief Financial Officer
                                       and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



         Date: November 8, 1996        /s/ Sam G. Lindsay
                                       ----------------------
                                       Sam G. Lindsay
                                       Director and President


         Date: November 8, 1996        /s/ James E. McCormick III
                                       --------------------------
                                       James E. McCormick III
                                       Director and Secretary

         Date: November 8, 1996        /s/ David W. Hardee
                                       -------------------
                                       David W. Hardee
                                       Director



         Date: November 8, 1996        /s/ J. Barrie Ogilvie
                                       ---------------------
                                       J. Barrie Ogilvie
                                       Director