Form 10-Q
period 1996-10-31
GRIP TECHNOLOGIES INC
filed 1996-12-13
CIK 46026

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                        ------    ------
     COMMISSION FILE NUMBER 0-8485

                            Grip Technologies, Inc.
     ---------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              California                                             95-1980894
     ---------------------------------------------------------------------------
      (STATE OR OTHER JURISDICTION                              (I.R.S EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


         10 Corporate Park, Suite 130
             Irvine, California                                           92714
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)


                                 (714) 252-8500
     ---------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     ---------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
      REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           -----    -----


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer's classes of common stock, as of October 31, 1996: 5,581,925

                                     INDEX

PART I      FINANCIAL INFORMATION                                   PAGE
Item 1      Consolidated Financial Statements
                  Consolidated Balance Sheets                        4
                  Consolidated Statements of Operations              6
                  Consolidated Statements of Cash Flows              7
                  Notes to Consolidated Financial Statements         9

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     11


PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                        13

Signatures                                                          15


                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                         October 31, 1996     July 31, 1996
                                         ----------------     -------------
                                            (Unaudited)
CURRENT ASSETS:
  Cash                                      $   48,997          $   16,975
  Accounts receivable, net of allowance
   for doubtful accounts of $177,482 at
   October 31, 1996 and $190,669 at
   July 31, 1996                               423,072             537,445
  Inventories                                  747,068             506,995
  Prepaids and other assets                     50,104              31,625
                                            ----------          ----------
    Total current assets                     1,269,241           1,093,040

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of $471,787 at
 October 31, 1996 and $373,589 at July
 31, 1996                                      886,347             887,242

INTANGIBLES, net of accumulated
 amortization of $974,134 at October 31,
 1996 and $924,490 at July 31, 1996          1,173,776           1,223,420
                                            ----------          ----------
                                            $3,329,364          $3,203,702
                                            ==========          ==========

     The accompanying notes are an integral part of these balance sheets.

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                       October 31, 1996      July 31, 1996
                                       ----------------      -------------
                                         (Unaudited)
CURRENT LIABILITIES:
  Short-term borrowings                  $   320,000          $   340,000
  Current portion of long-term
   obligations                             1,338,516              976,412
  Amounts due stockholder                    373,079              358,879
  Accounts payable                           579,489              528,392
  Accrued liabilities                        308,429              329,905
                                         -----------           ----------
    Total current liabilities              2,919,513            2,533,588
                                         -----------           ----------
LONG-TERM LIABILITIES:
  Long-term obligations, net of
   current portion                           339,829              337,072
                                         -----------           ----------
                                             339,829              337,072
                                         -----------           ----------
    Total liabilities                      3,259,342            2,870,660
                                         -----------           ----------
STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock
   Authorized -- 3,000,000 shares
   Issued and outstanding -- 1,287,500
    shares                                 1,287,500            1,287,500

  Common stock
   Authorized -- 10,000,000 shares
   Issued and outstanding -- 5,581,925
    shares                                 5,454,040            5,454,040
  Accumulated deficit                     (6,671,518)          (6,408,498)
                                         -----------           ----------
      Total stockholders' equity              70,022              333,042
                                         -----------           ----------
                                         $ 3,329,364          $ 3,203,702
                                         ===========          ===========

     The accompanying notes are an integral part of these balance sheets.

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                              Quarters Ended October 31,
                                         -----------------------------------
                                            1996                     1995
                                         ----------               ----------
NET SALES                                $1,066,926               $  396,618
COST OF SALES                               789,754                  299,026
                                         ----------               ----------
  Gross profit (loss)                       277,172                   97,592
                                         ----------               ----------
OPERATING EXPENSES:
  Selling                                   173,258                  251,173
  General and administrative                172,896                  187,213
  Research and development                    6,813                   15,942
  Depreciation                               98,198                   37,301
  Intangible amortization                    49,644                   21,298
                                         ----------               ----------
                                            500,809                  512,927
                                         ----------               ----------
  Loss from operations                     (223,637)                (415,335)

INTEREST EXPENSE                             37,783                   40,113
                                         ----------               ----------
  Loss before income taxes                 (261,420)                (455,448)

PROVISION FOR INCOME TAXES                    1,600                    1,600
                                         ----------               ----------
  Net loss                               $ (263,020)              $ (457,048)
                                         ==========               ==========
Net loss per common and equivalent
 share                                   $    (0.05)              $    (0.11)
                                         ==========               ==========
Weighted average common shares
 outstanding                              5,581,925                4,124,568
                                         ==========               ==========

        The accompanying notes are an integral part of these statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                                        Quarters Ended October 31,
                                                                        -------------------------
                                                                           1996           1995
                                                                        ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(263,020)     $ (457,049)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                                         98,198          37,301
      Intangible amortization                                              49,644          21,298
      Decrease in accounts receivable                                     114,373          50,245
      (Increase) decrease in inventories                                 (240,073)         49,881
      Increase in prepaids and other assets                               (18,479)         (8,648)
      Increase (decrease) in accounts payable                              51,097        (249,862)
      Decrease in accrued liabilities                                     (21,476)        (81,172)
                                                                        ---------      ----------
          Net cash used in operating activities                          (229,736)       (638,006)
                                                                        ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (97,303)        (71,603)
  Organization costs                                                            -          (2,900)
                                                                        ---------      ----------
          Net cash used in investing activities                           (97,303)        (74,503)
                                                                        ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings                                       (20,000)       (400,000)
  Net increase in amounts due stockholder                                  14,200          32,639
  Proceeds from long term obligations                                     400,000               -
  Principal payments of long term obligations                             (35,139)        (27,795)
  Proceeds from issuance of stock                                               -       1,194,963
                                                                        ---------      ----------
          Net cash provided by financing activities                       359,061         799,807
                                                                        ---------      ----------
NET INCREASE IN CASH                                                       32,022          87,298

CASH, beginning of period                                                  16,975         126,827
                                                                        ---------      ----------
CASH, end of period                                                     $  48,997      $  214,125
                                                                        =========      ==========

        The accompanying notes are an integral part of these statements.

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                                  (Unaudited)
                                  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          Quarters Ended October 31,
                                                          --------------------------
                                                            1996             1995
                                                          --------         --------
      Cash paid for interest                              $ 27,831         $ 28,977
                                                          ========         ========

On September 22, 1995, the Company completed the acquisition of USGRIPS, Inc., in exchange for 600,000 shares of Common Stock. The fair values of the assets acquired and liabilities assumed are as follows:


        Fair value of assets acquired:
             Accounts receivable                          $  180,491
             Inventories                                     194,077
             Prepaids and other assets                         4,830
             Property and equipment                          315,406
             Goodwill                                      1,390,750
                                                          ----------
                                                           2,085,554
                                                          ----------

        Liabilities assumed:
             Short-term borrowings                           200,000
             Amounts due former USGRIPS stockholder          400,000
             Accounts payable                                250,825
             Accrued liabilities                             184,729
                                                          ----------
                                                           1,035,554
                                                          ----------

        Fair market value of Common Stock issued          $1,050,000
                                                          ==========



        The accompanying notes are an integral part of these statements.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                OCTOBER 31, 1996
                                ----------------
                                  (Unaudited)
                                  -----------


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include the accounts of Grip Technologies, Inc. (the Company) and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at October 31, 1996, the consolidated results of operations and cash flows for the quarters ended October 31, 1996 and 1995 have been included.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission (SEC). These unaudited financial statements should be read in conjunction with the financial statements and related footnotes for the year ended July 31, 1996 included as part of the Company's Annual Report on Form 10-K (File No. 0-8485) filed with the SEC on November 12, 1996.

     The consolidated results of operations for the quarter ended October 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Acquisition of USGRIPS, Inc.
     ----------------------------

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

3.   Going Concern
     -------------

     The Company has historically incurred significant losses, and incurred a loss of $263,020 and used $229,736 of cash for operating activities for the quarter ended October 31, 1996. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through trade credit and additional borrowings and is in the process of obtaining funding through additional private placements.

     The ability of the Company to meet its existing and ongoing obligations is dependent upon raising additional capital from sources of funding, such as, banks and other lenders, additional private offerings, public offerings or through a merger. However, there can be no assurances that any of these transactions may be consummated in a timely manner or on terms reasonably acceptable to the Company. The ability of the Company to continue as a going concern is ultimately dependent, in part, on achieving profitable operating levels and obtaining adequate financing. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.   Financing Activities
     --------------------

     In August, 1996, the Company extended the maturity of its $40,000 short-term note payable to a trust until January 31, 1997. The terms of the extension provide for issuance of 1,000 stock purchase warrants for each month that the balance is outstanding past June 30, 1996.

     In September 1996, the Company entered into a revolving line of credit agreement with a bank in the amount of $400,000. The line of credit bears interest at the bank's prime rate plus 2.5%, is partially secured by personal assets of a stockholder and matures on September 15, 1997. At October 31, 1996, the line of credit was fully utilized.

     In October, 1996, the Company extended the maturity of its $50,000 short-term note payable to a corporation until January 31, 1997. The terms of the extension provide for issuance of 1,250 stock purchase warrants for each month that the balance is outstanding past June 30, 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements and notes thereto set forth elsewhere herein.

Forward-Looking Statements
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, those factors set forth under the caption "Liquidity and Capital Resources" appearing below.

Financial Condition and Results of Operations
---------------------------------------------

On September 22, 1995, the Company completed the acquisition of USGRIPS, Inc.
(USG), in exchange for 600,000 shares of Common Stock. Accordingly, the financial information discussed herein includes the operations of USG from that date forward.

In connection with the acquisition of USG, the Company acquired assets with a fair value of $2,085,554, including goodwill of $1,390,750, and assumed current liabilities of $1,035,554. Of the liabilities assumed, the Company paid $400,000 due to and on behalf of the former majority owner concurrent with the closing.

During the quarter ended October 31, 1996, the Company invested $97,303 in tooling for new products, as compared with $71,603 during the quarter ended October 31, 1995.

Net sales for the quarter ended October 31, 1996 were $1,066,926, a 169% increase when compared with $396,618 in net sales for the quarter ended October 31, 1995. Even though the Company's first quarter overlaps the golf industry's traditionally slow season, sales during the quarter exceeded management forecasts due to stronger than expected demand from key original equipment manufacturers (OEMs). During the quarter ended October 31, 1996, 55% of sales were to a single OEM customer. Sales to the replacement market have increased from approximately 10% in the first quarter of fiscal 1996 to 30% in first quarter of 1997.

Cost of sales for the first quarter of fiscal 1997 was $789,754, as compared to $299,026, for the corresponding period of fiscal 1996. Gross profit margin increased to 26.0% from 24.6% largely because of improved processing efficiencies in the Company's Vista, California facility.

Operating expenses for the first quarter of fiscal 1997 were $500,809, as compared to $512,927 for the comparable period of fiscal 1996. The major component of the decrease related to selling expenses which decreased as a result of the Company discontinuing telemarketing efforts in the previous year, and focusing on its marketing partnerships with catalog resellers such as Golfsmith International, the world's largest reseller of golf club components. Management believes that its focus on such relationships will enable the Company to serve the replacement market without the risks and overhead inherent in servicing that market directly. General and administrative expenses decreased by 8%, as the Company successfully integrated the acquired USG operation and eliminated duplicate functions. Increased salaries in the first quarter of fiscal 1997 were offset by decreases in professional fees and bad debt expenses.

The Company incurred a loss of $263,020 or $0.05 per share during the quarter ended October 31, 1996, as compared to a loss of $457,048 or $0.11 per share for the comparable fiscal 1996 quarter.

The Company's research and development efforts have been directed at developing new designs and styles for new customers, and developing products which will enhance the installation and functionality of all types of grips.

Receivables decreased during the first quarter due to continually improving collections, which have also resulted in a corresponding decrease in bad debt expense.

Inventories increased during the quarter ended October 31, 1996, by $240,073, as the Company increased purchasing to accommodate anticipated requirements.

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit of $1,650,272 at October 31, 1996, compared to a working capital deficit at July 31, 1996 of $1,440,548. The increase in working capital deficit from July 31, 1996 is attributable to the net cash used in operating activities, which was funded primarily by the $400,000 line of credit described below.

Included in current liabilities at October 31, 1996, are $536,967 due to two shareholders who are also officers of the Company, short-term borrowings of $70,000 that are due through January 31, 1997, and the Company's term loans with a bank in the amount of $780,000, which are due on December 31, 1996. Although no commitment has been received, the Company anticipates extending the bank loans. Repayment of the amounts due the shareholders have historically been deferred, but further deferral is not assured. In addition, the Company has negotiated a discount of $103,572 with regard to a long-term obligation if it can be repaid on or prior to December 31, 1996. The Company is not expected to generate sufficient cash from operations necessary to repay these obligations as they come due. It will be required to either extend the maturities, sell additional equity to generate funds to repay them, or seek alternative financing.

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

                                    PART II


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits
                   --------

          2.1      Agreement and Plan of Reorganization, dated September 20, 1995, by and among Registrant, USG
                   Acquisition Corporation and USGRIPS, Inc., as amended - incorporated by reference to exhibit 2.1 to
                   Registrant's Form 10-K for the year ended July 31, 1996

          3.1(i)   Restated Articles of Incorporation of Registrant - incorporated by reference to exhibit 3.1(i) to
                   Registrant's Form 10-K for the year ended July 31, 1996

          3.1(ii)  Amended and Restated Bylaws of Registrant - incorporated by reference to exhibit 3.1(ii) to
                   Registrant's Form 10-K for the year ended July 31, 1996

          4.1      Fixed Rate Note, dated January 24, 1995, made payable by Registrant to First Interstate Bank in the original principal sum of $300,000, as amended by Modification of Note Agreement, dated February 8,
                   1995 (increasing principal amount of note to $400,000), Modification of Note Agreement, dated
                   February 22, 1995 (increasing principal amount of note to $500,000), Modification of Note Agreement, dated March 22, 1995 (increasing principal amount of note to $600,000 and extending maturity date to
                   December 31, 1995), and Change in Terms Agreement, dated July 31, 1995 (extending maturity date to
                   December 31, 1996) - incorporated by reference to exhibit 4.2 to Registrant's Form 10-K for the year ended July 31, 1996

          4.2      Promissory Note, dated January 11, 1996, made payable by Registrant to First Interstate Bank in the original principal sum of $100,000, as amended in Change in Terms Agreement, dated May 20, 1996
                   (increasing principal amount of note to $180,000 and extending maturity date to July 8, 1996) and
                   Letter Agreement, dated July 17, 1996 (extending maturity date to December 31, 1996) - incorporated by reference to exhibit 4.3 to Registrant's Form 10-K for the year ended July 31, 1996

          4.3      Revolving Line of Credit Note, dated September 23, 1996, made payable by Registrant to Wells Fargo
                   Bank N.A. in the original principal sum of $400,000 - incorporated by reference to exhibit 4.4 to
                   Registrant's Form 10-K for the year ended July 31, 1996

          4.4      Form of Convertible Note issued by Registrant in May 1996 to the following lenders in the following amounts:

                          $  21,000   Z-Fund, a Maryland limited partnership
                            229,000   Third Century II, a Colorado general partnership

                   Incorporated by reference to exhibit 4.5 to Registrant's Form 10-K for the year ended July 31, 1996

          10.1     1994 Stock Option Plan - incorporated by reference to exhibit 10.1 to Registrant's Form 10-K for the year ended July 31, 1996

          10.2     Employment Agreement, dated as of September 22, 1995, between Registrant and Paul Herber -
                   incorporated by reference to exhibit 10.2 to Registrant's Form 10-K for the year ended July 31, 1996


          10.3     Noncompetition Agreement, dated September 22, 1995, between Registrant and J. Barrie Ogilvie -
                   incorporated by reference to exhibit 10.3 to Registrant's Form 10-K for the year ended July 31, 1996

          10.4     Security Agreement, dated July 31, 1995, between Registrant and Sam G. Lindsay - incorporated by reference to exhibit 10.4 to Registrant's Form 10-K for the year ended July 31, 1996

          10.5     Letter Agreement, dated August 1, 1995, between Registrant and Sam G. Lindsay re: deferral of compensation - incorporated by reference to exhibit 10.5 to Registrant's Form 10-K for the year ended July 31, 1996

          10.6     Request to Convert and Investment Letter, dated July 31, 1996, between Registrant and Sam G. Lindsay
                   - incorporated by reference to exhibit 10.6 to Registrant's Form 10-K for the year ended July 31,
                   1996

          10.7     Agreement, dated September 22, 1995, between Registrant and ARC Equipment, Inc. - incorporated by reference to exhibit 10.7 to Registrant's Form 10-K for the year ended July 31, 1996

          21.1     Subsidiaries of Registrant - incorporated by reference to exhibit 21.1 to Registrant's Form 10-K for the year ended July 31, 1996

          27       Financial data schedule

          (b)      Reports on Form 8-K
                   -------------------

                   No reports on Form 8-K were filed with the Securities and
                   Exchange Commission during the Registrant's fiscal quarter ended
                   October 31, 1996
