Form 10-Q
period 1997-01-31
GRIP TECHNOLOGIES INC
filed 1997-03-18
CIK 46026

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1997 or


[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________

     COMMISSION FILE NUMBER 0-8485

                            Grip Technologies, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            California                                   95-1980894
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION                        (I.R.S EMPLOYER
OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


    10 Corporate Park, Suite 130
        Irvine, California                                     92714
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


                                 (714) 252-8500
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           ----     ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer's classes of common stock, as of January 31, 1997: 5,981,925

                                     INDEX

                                                                                          PAGE
PART I          FINANCIAL INFORMATION

Item 1          Consolidated Financial Statements
                     Consolidated Balance Sheets                                           4
                     Consolidated Statements of Operations                                 6
                     Consolidated Statements of Cash Flows                                 7
                     Notes to Consolidated Financial Statements                            9

Item 2          Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                  11

PART II         OTHER INFORMATION

Item 4          Submission of Matters to Vote of Security Holders                          13

Item 6          Exhibits and Reports on Form 8-K                                           13

Signatures

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                                January 31, 1997              July 31, 1996
                                                                ----------------              -------------
                                                                   (Unaudited)
CURRENT ASSETS:
   Cash                                                            $    1,618                   $   16,975
   Accounts receivable, net of allowance for
    doubtful accounts of $143,053 at January 31,
    1997 and $190,669 at July 31, 1996                                329,619                       537,445
   Inventories                                                        603,266                       506,995
   Prepaids and other assets                                           24,399                        31,625
                                                                   ----------                    ----------
        Total current assets                                          958,902                     1,093,040

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $575,813 at January 31, 1997
  and $373,589 at July 31, 1996                                       852,481                       887,242

INTANGIBLES, net of accumulated
  amortization of $1,023,778 at October 31, 1996
  and $924,490 at July 31, 1996                                     1,124,132                     1,223,420
                                                                   ----------                    ----------
                                                                   $2,935,515                    $3,203,702
                                                                   ==========                    ==========

      The accompanying notes are an integral part of these balance sheets

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                                     January 31, 1997     July 31, 1996
                                                                     ----------------     -------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
  Short-term borrowings                                                $  310,000          $  340,000
  Current portion of long-term obligations                              1,364,552             976,412
  Amounts due stockholder                                                 389,279             358,879
  Accounts payable                                                        474,034             528,392
  Accrued liabilities                                                     340,941             329,905
                                                                       ----------          ----------
            Total current liabilities                                   2,878,806           2,533,588

LONG-TERM OBLIGATIONS, net of current portion                             297,189             337,072
                                                                       ----------          ----------
            Total liabilities                                           3,175,995           2,870,660
                                                                       ----------          ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A convertible preferred stock
    Authorized -- 3,000,000 shares
    Issued and outstanding -- 887,500 shares at
      January 31, 1997 and 1,287,500 shares at
      July 31, 1996                                                       887,500           1,287,500
  Common stock
    Authorized -- 10,000,000 shares
    Issued and outstanding -- 5,981,925 shares at
      January 31, 1997 and 5,581,925 shares at
      July 31, 1996                                                     5,854,040           5,454,040
  Accumulated deficit                                                  (6,982,020)         (6,408,498)
                                                                       ----------          ----------
            Total stockholders' equity (deficit)                         (240,480)            333,042
                                                                       ----------          ----------
                                                                       $2,935,515          $3,203,702
                                                                       ==========          ===========

      The accompanying notes are an integral part of these balance sheets

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                  Six Months Ended January 31,                    Quarters Ended January 31,
                                                  ---------------------------                     -------------------------
                                                  1997                   1996                     1997                  1996
                                               ----------             ----------              ----------             ----------
NET SALES                                      $2,174,734             $  958,646              $1,107,808             $  562,029
COST OF SALES                                   1,670,544                726,372                 880,790                427,346
                                               ----------             ----------              ----------             ----------
   Gross profit                                   504,190                232,274                 227,018                134,683
                                               ----------             ----------              ----------             ----------
OPERATING EXPENSES:
   Selling                                        338,143                436,684                 164,885                185,510
   General and administrative                     339,133                393,175                 166,237                205,962
   Research and development                        21,191                 21,942                  14,378                  6,000
   Depreciation                                   202,224                 92,429                 104,026                 55,128
   Intangible amortization                         99,288                 70,942                  49,644                 49,644
                                               ----------             ----------              ----------             ----------
                                                  999,979              1,015,172                 499,170                502,244
                                               ----------             ----------              ----------             ----------
   Loss from operations                          (495,789)              (782,898)               (272,152)              (367,561)
                                               ----------             ----------              ----------             ----------
INTEREST AND OTHER

   Interest expense, net                           89,914                 76,083                  52,131                 35,971
   Other expense (income)                         (13,781)                     -                 (13,781)                     -
                                               ----------             ----------              ----------             ----------
                                                   76,133                 76,083                  38,350                 35,971
                                               ----------             ----------              ----------             ----------

   Loss before income taxes                      (571,922)              (858,981)               (310,502)              (403,532)

PROVISION FOR INCOME TAXES                          1,600                  1,600
                                               ----------             ----------              ----------             ----------
   Net loss                                    $ (573,522)            $ (860,581)             $ (310,502)            $ (403,532)
                                               ==========             ==========              ==========             ==========
Net loss per common and equivalent share       $    (0.10)            $    (0.19)             $    (0.05)            $    (0.08)
                                               ==========             ==========              ==========             ==========
Weighted average common shares outstanding      5,649,316              4,454,779               5,716,708              4,784,990
                                               ==========             ==========              ==========             ==========

        The accompanying notes are an integral part of these statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                                          Six Months Ended January 31,
                                                                          ----------------------------
                                                                          1997                   1996
                                                                       ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(573,522)              $(860,581)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                        202,224                  92,429
     Intangible amortization                                              99,288                  70,942
     Decrease in accounts receivable                                     207,826                  54,881
     Increase in inventories                                             (96,271)                (64,302)
     (Increase) decrease in prepaids and other assets                      7,226                 (35,641)
     Decrease in accounts payable                                        (54,358)                (38,139)
     Increase (decrease) in accrued liabilities                           11,036                 (85,600)
                                                                       ---------               ---------
       Net cash used in operating activities                            (196,551)               (866,011)
                                                                       ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (167,463)               (193,109)
  Decrease in note receivable                                                  -                  50,000
  Organization costs                                                           -                  (2,900)
                                                                       ---------               ---------
       Net cash used in investing activities                            (167,463)               (146,009)
                                                                       ---------               ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings                                      (30,000)               (460,000)
  Net increase in amounts due stockholder                                 30,400                  60,647
  Proceeds from long-term obligations                                    400,000                       -
  Principal payments of long term obligations                            (51,743)                (37,542)
  Proceeds from issuance of stock                                              -               1,325,913
                                                                       ---------               ---------
       Net cash provided by financing activities                         348,657                 889,018
                                                                       ---------               ---------

NET DECREASE IN CASH                                                     (15,357)               (123,002)

CASH, beginning of period                                                 16,975                 126,827
                                                                       ---------               ---------
CASH, end of period                                                    $   1,618               $   3,825
                                                                       =========               =========

        The accompanying notes are an integral part of these statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                Six Months Ended January 31,
                                                ----------------------------
                                                  1997                1996
                                                -------              -------
     Cash paid for interest                     $62,514              $46,438
                                                =======              =======

On September 22, 1995, the Company completed the acquisition of USGRIPS, Inc., in exchange for 600,000 shares of Common Stock. The fair values of the assets acquired and liabilities assumed are as follows:

      Fair value of assets acquired:
             Accounts receivable                                      $  195,877
             Inventories                                                 194,077
             Prepaids and other assets                                     4,830
             Property and equipment                                      315,406
             Goodwill                                                  1,390,750
                                                                      ----------
                                                                      $2,100,940
                                                                      ==========
      Liabilities assumed:
             Short-term borrowings                                    $  600,000
             Accounts payable                                            266,211
             Accrued liabilities                                         184,729
                                                                      ----------
                                                                      $1,050,940
                                                                      ==========
      Fair market value of Common Stock issued                        $1,050,000
                                                                      ==========

        The accompanying notes are an integral part of these statements

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                JANUARY 31, 1997
                                ----------------
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include the accounts of Grip Technologies, Inc. (the Company) and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 1997, the consolidated results of operations and cash flows for the quarters ended January 31, 1997 and 1996 have been included.

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

     The consolidated results of operations for the quarter ended January 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.


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


3.   Going Concern
     -------------

     The Company has historically incurred significant losses, and incurred a loss of $310,502 for the quarter ended January 31, 1997, and $573,522 for the six months then ended. In addition, the Company used $196,551 of cash for operating activities for the six months ended January 31, 1997. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through trade credit and additional borrowings and is in the process of obtaining funding through additional private placements.

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


4.   Common Stock Transactions
     -------------------------

     On December 31, 1996, a holder of 400,000 shares of Series A Convertible Preferred Stock elected to convert the shares into 400,000 shares of Common Stock of the Company.


5.   Stock Options
     -------------

     In December 1996, the Board of Directors approved an amendment to the 1994 Stock Option Plan (the Plan) increasing the number of shares of Common Stock set aside for grant to key employees, officers, directors and consultants to 900,000. The amendment was subsequently approved by the shareholders.


6.   Subsequent Events
     -----------------

     In March 1997, the Company funded an $87,500 convertible note. The note matures in March 1999, pays interest at 8% per annum, and is convertible into common stock at $1.50 per share. The note is part of a $250,000 offering, which is not fully subscribed.


7.   New Accounting Pronouncement
     ----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, which will require a basic earnings-per-share (EPS) disclosure, rather than the primary EPS currently disclosed. This disclosure will be required commencing with fiscal 1998. The significant difference between the two calculations is the inclusion, if dilutive, of common stock equivalents in the calculation of primary EPS. Since such equivalents have been anti-dilutive due to the Company's recurring losses, the adoption of SFAS No. 128 would have no effect on the Company's reported EPS.

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

Net sales for the quarter and six months ended January 31, 1997 were $1,107,808 and $2,174,734, a 97% and 127% increase when compared with $562,029 and $958,646 in net sales for the comparable periods for fiscal 1996. Even though the Company's second quarter overlaps the golf industry's traditionally slow season, sales during the quarter exceeded management forecasts due to stronger than expected demand from key original equipment manufacturers (OEMs). During the quarter and six months ended January 31, 1997, 71% and 63% of sales were to a single OEM customer.

Cost of sales for the second quarter of fiscal 1997 was $880,790, as compared to $427,346, for the corresponding period of fiscal 1996. Gross profit margin decreased from 26.0% to 20.5% from the previous quarter as the Company incurred excessive labor costs in November and December 1996, which were necessary to meet unusually tight delivery schedules required by the Company's largest customer. In addition, the Company incurred additional costs in streamlining the flow of production through the plant, which Management believes will result in improved production control and increased gross margins in subsequent quarters.

Selling expenses for the quarter and six months ended January 31, 1997 decreased 11% and 23%, from comparable periods in fiscal 1996, as the Company focused on its marketing partnerships with catalog resellers such as Golfsmith International, the world's largest reseller of golf club components. Management believes that its focus on such relationships will enable the Company to serve the replacement market with less overhead and risk related to servicing that market directly.

General and administrative expenses for the quarter and six months ended January 31, 1997 decreased 19% and 13%, from comparable periods in fiscal 1996, as the Company successfully integrated the acquired USG operation and eliminated duplicate functions. The Company's efforts at increasing efficiencies has resulted in reductions in legal and professional fees, and credit management efforts have reduced bad debt expense.

The Company's research and development efforts are in line with past periods, and continue to focus on development of prototype grip products for new customers, as well as the development of technologies the Company owns or has licensed.

Depreciation expense for the quarter and six months ended January 31, 1997 has increased 89% and 118% over the comparable periods in fiscal 1996. These increases reflect the increased investment in tooling required to accommodate new OEM customers, as well as the introduction of new proprietary grip products.

The investments made at the Company's Vista, California facility to increase capacity and meet key delivery deadlines during the quarter resulted in improvements in customer service, higher consistent quality and improved customer relationships, but directly affected profitability. Even so, the net loss for the quarter and six month ended January 31, 1997 was reduced by 23% and 33% over the comparable periods of fiscal 1996. The Company incurred a loss of $310,502 or $0.05 per share and $573,522 or $0.10 per share during the quarter and six months ended January 31, 1997, as compared to a loss of $403,532 or $0.08 per share and $860,581 or $0.19 per share for the comparable fiscal 1996 periods.

The investments in streamlining production have begun to pay dividends in improved management reporting, which will in turn allow better analysis and evaluation of operating results.

Receivables decreased during the second quarter due to continually improving collections, which have also resulted in a corresponding decrease in bad debt expense.

Inventories have decreased by 19% since October 31, 1996 as a result of increased shipments and improved inventory management, but remain above July 31, 1996 levels.

During the quarter and six months ended January 31, 1997, the Company invested $70,160 and $167,463 in tooling for new products, as compared with $71,603 and $193,109 during the comparable periods of fiscal 1996.

Liquidity and Capital Resources
-------------------------------

The Company had a working capital deficit of $1,919,904 at January 31, 1997, compared to a working capital deficit at July 31, 1996 of $1,440,548. The increase in working capital deficit from July 31, 1996 is attributable to the net cash used in operating activities, which was funded primarily by the $400,000 line of credit described below.

Included in current liabilities at January 31, 1997, are $565,053 due to two shareholders who are also officers of the Company, short-term borrowings of $310,000 which are due through May 31, 1997, and the Company's term loans with a bank in the amount of $780,000, which were due on December 31, 1996, but have been verbally extended to September 15, 1997. Short-term borrowings of $300,000 are in the process of being extended. Repayment of the amounts due the shareholders have historically been deferred, but further deferral is not assured. The Company is not expected to generate sufficient cash from operations necessary to repay these obligations as they come due. It will be required to either extend the maturities, sell additional equity to generate funds to repay them, or seek alternative financing.

The Company funded a portion of projected cash needs in September 1996, by entering into a $400,000 revolving line of credit arrangement with a bank. Interest is payable monthly at the bank's prime rate plus 2.5%, and is partially secured by assets of a shareholder, who is the co-maker on this line of credit.

In March 1997, the Company funded an $87,500 convertible note. The note matures in March 1999, pays interest at 8% per annum, and is convertible into common stock at $1.50 per share. The note is part of a $250,000 offering, which is not fully subscribed.

The Company anticipates it will require an additional $2,000,000 to fund operating losses, as well as the expected continued sales growth and tooling purchases and to meet certain obligations as they come due. The Company intends to pursue all available options, including, the initiation of another private placement of its equity securities, a secondary offering by the Company of its Common Stock, or a private placement of a convertible or other debt instrument; seeking loans from other sources not yet identified; or pursuing a merger, consolidation or other similar corporate transaction. None of these sources or alternatives may be available to the Company and, if they become available, they may not occur within the timeframe required by the Company or they may require terms which management finds unacceptable. The inability of the Company to locate additional capital prior to the end of the fiscal 1997 raises substantial doubt about the Company's ability to continue operating as a going concern.

                                    PART II

ITEM 4  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 17, 1996, Registrant held its annual meeting of shareholders. At the meeting, Sam G. Lindsay, James E. McCormick III, David W. Hardee and J. Barrie Ogilvie were elected as directors of Registrant. Each nominee for director received 3,843,352 affirmative votes, or 69% of the total issued and outstanding shares of Common Stock of Registrant, with 22,032 shares abstaining.

In addition, the shareholders approved certain amendments to Registrant's 1994 Stock Option Plan, including an amendment to increase the number of authorized shares of Common Stock reserved for issuance thereunder from 600,000 to 900,000. 3,494,371 shares were voted in favor of the amendments, representing 63% of the total issued and outstanding shares of Common Stock of Registrant. 344,070 shares voted against the amendments and 26,943 shares abstained.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits.
               ---------

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

               4.4 Form of Convertible Note issued by Registrant to the following lenders in the following amounts:

                              $  21,000    Z-Fund, a Maryland limited
                                           partnership (May 1996)

                                229,000 Third Century II, a Colorado general partnership (May 1996)

                                 87,500    The Caroline Company, a South
                                           Carolina Limited Liability Company
                                           (March 1997)

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

              10.7 Agreement, dated September 22, 1995, between Registrant and ARC Equipment, Inc. - incorporated by reference to exhibit 10.7 to Registrant's Form 10-K for the year ended July 31, 1996

              10.8 Amendments to 1994 Stock Option Plan - adopted by Shareholders on December 17, 1996

              21.1 Subsidiaries of Registrant - incorporated by reference to exhibit 21.1 to Registrant's Form 10-K for the year ended July 31, 1996

              27                Financial data schedule

              (b)               Reports on Form 8-K
                                -------------------

                                No reports on Form 8-K were filed with the
                                Securities and Exchange Commission during the Registrant's fiscal quarter ended January 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GRIP TECHNOLOGIES, INC.
                                      _______________________
                                           (Registrant)


Date: March 17, 1997
                                       /s/ Sam G. Lindsay
                                      -----------------------
                                          Sam G. Lindsay
                                          President and
                                      Chief Executive Officer


Date: March 17, 1997
                                       /s/ Michael R. Friedl
                                      -----------------------
                                         Michael R. Friedl
                                      Chief Financial Officer