Form 10-Q
period 1997-04-30
GRIP TECHNOLOGIES INC
filed 1997-06-16
CIK 46026

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1997 or


[_]  Transition report pursuant to Section 13 of 15(d) of the Securities
     Exchange Act of 1934 for the transition period from  _____   to ______

     Commission file number 0-8485

                            Grip Technologies, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            California                                     95-1980894
-------------------------------------------------------------------------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


 10 Corporate Park, Suite 130
      Irvine, California                                       92714
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (714) 252-8500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [_] No [_]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of the issuer's classes of common stock, as of April 30, 1997: 5,981,925

                                     INDEX

PART I      FINANCIAL INFORMATION                                           PAGE
Item 1      Consolidated Financial Statements
               Consolidated Balance Sheets                                     4
               Consolidated Statements of Operations                           6
               Consolidated Statements of Cash Flows                           7
               Notes to Consolidated Financial Statements                      9

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

PART II     OTHER INFORMATION

Item 3      Defaults Upon Senior Securities                                   14

Item 6      Exhibits and Reports on Form 8-K                                  14

Signatures                                                                    16

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                         April 30, 1997       July 31, 1996
                                         --------------       -------------
                                           (Unaudited)
CURRENT ASSETS:
  Cash                                   $          920       $      16,975
  Accounts receivable, net of allowance
   for doubtful accounts of $130,311 at
   April 30, 1997 and $190,669 at July
   31, 1996                                     297,541             537,445
  Inventories                                   576,853             506,995
  Prepaids and other assets                      28,978              31,625
                                         --------------       -------------
          Total current assets                  904,292           1,093,040

PROPERTY AND EQUIPMENT, net of
 accumulated depreciation of
 $684,903 at April 30, 1997 and
 $373,589 at July 31, 1996                      810,825             887,242

INTANGIBLES, net of accumulated
 amortization of $1,073,422 at April
 30, 1997 and $924,490 at July 31,
 1996                                         1,074,488           1,223,420
                                         --------------       -------------
                                         $    2,789,604        $  3,203,702
                                         ==============       =============

The accompanying notes are an integral part of these balance sheets

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                            April 30, 1997      July 31, 1996
                                            --------------     --------------
                                             (Unaudited)
CURRENT LIABILITIES:
  Short-term borrowings                       $      10,000      $     340,000
  Current portion of long-term obligations        1,518,929            976,412
  Amounts due stockholder                           405,479            358,879
  Accounts payable                                  594,944            528,392
  Accrued liabilities                               320,172            329,905
                                              -------------      -------------
            Total current liabilities             2,849,524          2,533,588
LONG-TERM OBLIGATIONS, net of current
 portion                                            522,424            337,072
                                              -------------      -------------
            Total liabilities                     3,371,948          2,870,660
                                              -------------      -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A convertible preferred stock
    Authorized -- 3,000,000 shares
    Issued and outstanding -- 887,500
     shares at April 30, 1997 and
     1,287,500 shares at July 31, 1996              887,500          1,287,500
  Common stock
    Authorized -- 25,000,000 shares
    Issued and outstanding -- 5,981,925
     shares at April 30, 1997 and
     5,581,925 shares at July 31, 1996            5,854,040          5,454,040
  Accumulated deficit                            (7,323,884)        (6,408,498)
                                              -------------      -------------
         Total stockholders' equity
             (deficit)                             (582,344)           333,042
                                              -------------      -------------
                                              $   2,789,604      $   3,203,702
                                              =============      =============



      The accompanying notes are an integral part of these balance sheets

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                              Nine Months Ended April 30,                        Quarters Ended April 30,
                                        ----------------------------------------    -------------------------------------------
                                             1997                     1996                  1997                     1996
                                        ---------------         -----------------      ---------------          ---------------
NET SALES                               $     3,013,230          $      1,999,149       $      838,496          $     1,040,503
COST OF SALES                                 2,361,189                 1,550,227              690,645                  823,855
                                        ---------------         -----------------      ---------------          ---------------
  Gross profit                                  652,041                   448,922              147,850                  216,648
                                        ---------------         -----------------      ---------------          ---------------
OPERATING EXPENSES:
  Selling                                       477,583                   635,391              139,441                  198,707
  General and administrative                    471,339                   556,658              132,205                  163,483
  Research and development                       29,405                    29,320                8,213                    7,378
  Depreciation                                  311,314                   161,256              109,089                   68,827
  Intangible amortization                       148,932                   120,586               49,644                   49,644
                                        ---------------         -----------------      ---------------          ---------------
                                              1,438,572                 1,503,211              438,592                  488,039
                                        ---------------         -----------------      ---------------          ---------------
  Loss from operations                         (786,531)               (1,054,289)            (290,742)                (271,391)
                                        ---------------         -----------------      ---------------          ---------------
INTEREST AND OTHER
  Interest expense, net                         149,583                   117,922               56,921                   36,171
  Other expense (income)                        (22,328)                  (14,322)              (5,798)                  (8,654)
                                        ---------------         -----------------      ---------------          ---------------
                                                127,255                   103,600               51,123                   27,517
                                        ---------------         -----------------      ---------------          ---------------
  Loss before income taxes                     (913,787)               (1,157,889)            (341,865)                (298,908)
PROVISION FOR INCOME TAXES                        1,600                     1,600               -                        -
                                        ---------------         -----------------      ---------------          ---------------
  Net loss                              $      (915,387)         $     (1,159,489)      $     (341,865)         $      (298,908)
                                         ==============          ================       ==============          ===============
Net loss per common and equivalent
 share                                  $         (0.16)         $          (0.25)      $        (0.06)         $         (0.06)
                                         ==============          ================       ==============          ===============
Weighted average common shares
 outstanding                                  5,757,749                 4,691,980            5,981,925                5,176,925
                                         ==============          ================       ==============          ===============

The accompanying notes are an integral part of these statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                     Nine Months Ended April 30,
                                                     ---------------------------
                                                        1997            1996
                                                     ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $(915,387)     $(1,159,489)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation                                    311,314          161,256
       Intangible amortization                         148,932          120,586
       Loss on disposal of property and equipment          -              5,531
       (Increase) decrease in accounts receivable      239,904         (156,087)
       Increase in inventories                         (69,858)         (70,371)
       (Increase) decrease in prepaids and other
        assets                                           2,647          (30,615)
       Increase in accounts payable                     66,552            2,673
       Decrease in accrued liabilities                  (9,733)        (115,377)
                                                     ---------      -----------
         Net cash used in operating activities        (225,628)      (1,241,893)
                                                     ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (234,896)        (399,652)
  Proceeds from disposal of proberty and equipment         -              9,500
  Decrease in note receivable                              -             50,000
  Organization costs                                       -             (2,900)
                                                     ---------      -----------
    Net cash used in investing activities             (234,896)        (343,052)
                                                     ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments  on short-term borrowings                   (30,000)        (410,000)
  Net increase in amounts due stockholder               46,600           75,809
  Proceeds from long-term obligations                  508,500              -
  Principal payments of long term obligations          (80,631)         (71,132)
  Proceeds from issuance of stock                          -          1,907,185
                                                     ---------       ----------
    Net cash provided by financing activities          444,469        1,501,862
                                                     ---------       ----------
NET DECREASE IN CASH                                   (16,055)         (83,083)
CASH, beginning of period                               16,975          126,827
                                                     ---------       ----------
CASH, end of period                                  $     920       $   43,744
                                                     =========       ==========

        The accompanying notes are an integral part of these statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Unaudited)
                                  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   Nine Months Ended April 30,
                                                  -----------------------------
                                                       1997           1996
                                                  --------------  -------------
     Cash paid for interest                       $      89,555   $     72,888
                                                  ==============  =============

On September 22, 1995, the Company completed the acquisition of USGRIPS, Inc., in exchange for 600,000 shares of Common Stock. The fair values of the assets acquired and liabilities assumed are as follows:


           Fair value of assets acquired:
                     Accounts receivable                           $     195,877
                     Inventories                                         194,077
                     Prepaids and other assets                             4,830
                     Property and equipment                              315,406
                     Goodwill                                          1,390,750
                                                                   -------------
                                                                   $   2,100,940
                                                                   =============

            Liabilities assumed:
                      Short-term borrowings                        $     600,000
                      Accounts payable                                   266,211
                      Accrued liabilities                                184,729
                                                                   -------------
                                                                   $   1,050,940
                                                                   =============
            Fair market value of Common Stock issued               $   1,050,000
                                                                   =============

        The accompanying notes are an integral part of these statements

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 APRIL 30, 1997
                                 --------------
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include the accounts of Grip Technologies, Inc. (the Company) and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 1997, the consolidated results of operations and cash flows for the quarters ended April 30, 1997 and 1996 have been included.

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

     The consolidated results of operations for the quarter and nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.   Going Concern
     -------------

     The Company has historically incurred significant losses including a loss of $341,865 and $915,387 for the quarter and nine months ended April 30, 1997, respectively. The Company used $ 29,077 and $225,628 of cash for operating activities during the quarter and nine months ended April 30, 1997, respectively. The working capital deficit increased $25,328 and $504,684 to $1,945,232 for the quarter and nine months ended April 30, 1997, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through trade credit, stock issuances and additional borrowings. The Company is also currently pursuing additional funding through private placements.

     The ability of the Company to meet its existing and ongoing obligations is dependent upon raising additional capital from sources of funding such as private placements, public offerings, a merger or banks/other lenders. However, there can be no assurances that any of these transactions may be consummated in a timely manner or on terms reasonably acceptable to the Company. The ability of the Company to continue as a going concern is ultimately dependent, in part, on achieving profitable operating levels and obtaining adequate financing. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.   Common Stock Transactions
     -------------------------

     On December 31, 1996, a holder of 400,000 shares of Series A convertible preferred stock elected to convert the shares into 400,000 shares of common stock.

5.   Stock Options
     -------------

     In December 1996, the Board of Directors approved an amendment to the 1994 Stock Option Plan (the Plan) increasing the number of shares of common stock set aside for grant to key employees, officers, directors and consultants to 900,000. The amendment was subsequently approved by the stockholders.

6.   Long-Term Obligations
     ---------------------

     In January 1997, certain term notes to a bank totaling $780,000 were combined into a single note and the maturity date extended to September 15, 1997. The effective interest rate of the note to the Company is approximately 10% and continues to be secured by the personal assets of a stockholder.

     In March 1997, the Company borrowed $108,500 from two accredited investors for promissory notes. The notes mature on February 28, 1999, pay interest at 8% per annum, and are convertible into common stock at $1.50 per share. In connection therewith, other outstanding short-term borrowings of $50,000 to one investor was extended through February 28, 1999 under similar terms. In conjunction therewith, the Company issued warrants to purchase 10,000 shares of common stock for $1.50 per share.

7.   Subsequent Events
     -----------------

     In May 1997, the Company issued 72,500 shares of common stock as a result of the early exercise of warrants by certain existing warrant holders. Proceeds from the issuance totaled $54,375. The warrants originally had exercise prices ranging from $1.50 to $5.00 per share. As an inducement to encourage the early exercise of all outstanding warrants, the Company lowered the exercise price to $0.75 per share for the warrants exercised early. In addition, a short-term note holder agreed to cancel $10,400 of principal and interest and surrender warrants to purchase 13,866 shares in consideration for the issuance of 13,866 shares of common stock of the Company at $0.75 per share. The warrants originally had an exercise price of $2.50 per share.

     Also in May 1997, the Company initiated a private placement to accredited investors of units consisting of three shares of common stock and a warrant to purchase one share of common stock for two years at an exercise price of $2 per share. The Company is offering a minimum of 200,000 units and a maximum of 500,000 units at $3 per unit. The private placement is open through June 15, 1997, and may be extended for an additional 60 days by the Company. No assurances can be made that the Company will be able to close a minimum offering or obtain any funding from this private placement.

     In June 1997, the Company borrowed $250,000 from an accredited investor. New promissory notes totaling $521,000 were issued in exchange for the amount borrowed and the cancellation of certain existing convertible short-term notes totaling $271,000. The new notes pay interest semi-annually at 8% per annum, are convertible into common stock at $1.00 per share and mature on May 31, 1999.

8.   New Accounting Pronouncement
     ----------------------------
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, which will require a basic earnings-per-share (EPS) disclosure, rather than the primary EPS currently disclosed. This disclosure will be required commencing with fiscal 1998. The significant difference between the two calculations is the inclusion, if dilutive, of common stock equivalents in the calculation of primary EPS. Since such equivalents have been anti-dilutive due to the Company's recurring losses, the adoption of SFAS No. 128 would have minimal effect on the Company's reported EPS.

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

Net sales for the quarter and nine months ended April 30, 1997 were $838,496 and $3,013,230, a 19% decrease and 51% increase when compared with $1,040,503 and $1,999,149 for the same periods in fiscal 1996, respectively. The 51% increase in current year-to-date net sales was primarily attributable to higher sales volume to new and existing OEM customers. This was the result of an aggressive sales campaign directed towards the OEM market. Net sales for the quarter compared to the same quarter in fiscal 1996 were negatively impacted by reduced sales to Cobra Golf (Cobra). This was due, in part, to golf club production delays at Cobra resulting from its inability to obtain certain component parts for their golf clubs. This delay resulted in a temporary overstocked inventory of golf grips by Cobra. Due in part to its temporary overstocked inventory the Company accepted an unusually high level of product returns from Cobra. Subsequently, the Company has resumed shipments to Cobra. Delays in the completion of certain tooling, primarily due to cash flow constraints, also negatively impacted net sales for the quarter and nine months ended April 30, 1997 compared to the same periods in fiscal 1996. Sales to the Company's two largest customers, Cobra and Golfsmith International (Golfsmith), were 25% and 15% during the most recent quarter and 53% and 10%, during the nine months ended April 30, 1997, respectively. The Company continues to work with other OEM customers to increase sales to these other customers in order to reduce the dependence on Cobra.

Cost of sales for the nine months ended April 30, 1997 was $2,361,189 compared to $1,550,227 for the same period in fiscal 1996. The resulting gross profit percentage decreased slightly from 22.5% to 21.7%. The increase in dollar amounts reflects the increased sales level in the current period. The overall slight decrease in gross profit percentage is attributable to many factors, some offsetting, including costs related to a full nine months of operations at the Vista facility. In addition, the Company incurred additional costs in streamlining the flow of production through the Vista facility, which Management believes will ultimately result in improved production efficiencies. Increased labor inefficiencies in the most recent quarter caused, in part, by the Company not promptly reducing the size of the labor force to match lower than anticipated production levels also contributed to the decrease in gross profit percentage.

Selling expenses for the quarter and nine months ended April 30, 1997 decreased 30% and 25%, from the same periods in fiscal 1996. The primary factors causing the decrease are reductions in the number of salespersons and advertising. Advertising has been reduced due to cash flow constraints. The number of salespersons has been reduced as the Company has redirected its sales and marketing efforts to the replacement market. The Company has focused more on its marketing partnerships with catalog resellers such as Golfsmith, the world's largest reseller of golf club components. During the quarter, the Company also initiated a new distributor program to increase replacement market sales to retailers and other non-OEM customers. Management believes that these programs will enable the Company to ultimately increase sales to the replacement market while incurring less expense and risk related to servicing that market directly. Significant benefits from these programs are not expected until Fiscal 1998.

General and administrative expenses for the quarter and nine months ended April 30, 1997 decreased 19% and 15% from the same periods in fiscal 1996. The Company successfully integrated the acquired USG operation, eliminated duplicate functions and otherwise aggressively reduced expenses. Bad debt expense was also reduced due to the redirected sales and marketing efforts and improved credit management.

The Company's research and development efforts are in line with past periods, and continue to focus on development of prototype grip products for new customers, as well as the development of technologies the Company owns or has licensed.

Depreciation expense for the quarter and nine months ended April 30, 1997 has increased 58% and 93% over the comparable periods in fiscal 1996. These increases reflect the additional investments in tooling made in prior periods required to accommodate new OEM customers, new projects for existing OEM customers and other new proprietary grip products.

Improvements made within the Company's Vista facility to increase capacity, streamline production and meet key delivery deadlines during the nine months ended April 30, 1997 resulted in improvements in customer service, product quality, customer relationships and management's evaluating and reporting of operations. However, the costs of such improvements contributed to the operating loss. The net loss for the quarter just ended increased by 14%
compared to the same quarter in Fiscal 1996.   The net loss for the nine months
ended April 30,1997 decreased by 21% compared to the same period in Fiscal 1996. The Company incurred a loss of $341,865 or $0.06 per share and $915,387 or $0.16 per share during the quarter and nine months ended April 30, 1997, as compared to a loss of $298,908 or $0.06 per share and $1,159,489 or $0.25 per share for the same periods in fiscal 1996, respectively.

Receivables decreased $239,904 during the nine months ended April 30, 1997 due to continually improving collections and reduced sales levels in the most recent quarter.

Inventories decreased $26,413 during the quarter ended April 30, 1997 as a result of improved inventory management, but remain above July 31, 1996 levels by $69,858 in order to support the overall increase in sales activity.

During the quarter and nine months ended April 30, 1997 the Company invested $67,433 and $234,896 in tooling for new products, as compared with $206,543 and $399,652 during the same periods in fiscal 1996.

Liquidity and Capital Resources
-------------------------------

The Company had a significant working capital deficit of $1,945,232 at April 30, 1997. The working capital deficit at July 31, 1996 was $1,440,548. The $504,684 increase in working capital deficit is directly attributable to net cash used in operating activities and investments in property and equipment (tooling) which were funded primarily by borrowings on a $400,000 line of credit established with a bank in September 1996. Interest on the line is payable monthly at prime plus 2.5% and matures on September 15, 1997 . As a result of cash flow constraints, compounded by the increased operating cash flow deficit in the quarter just ended, the Company has had to prioritize its
payments to vendors, debt holders and others.   Management has identified
payroll, rent, utilities and certain office expenses, contract grip manufacturers, tooling and certain debt holders as the most critical obligations to be met. As a result, trade payables have increased and a portion are significantly past due. As of June 14, 1997 the Company is more than 60 days past due with respect to approximately $210,000 in trade payables. Included in this amount is approximately $25,000 owed to one of the Company's PGA tour endorsers for endorsement fees. The endorser's representatives have verbally agreed to work with the Company regarding payments of the past due amounts.

However, included in current liabilities at April 30, 1997 is approximately $1,511,000 of long-term obligations personally guaranteed by and/or collateralized by the personal assets of the Company's President and major stockholder. Also included in current liabilities at April 30, 1997 are $586,730 due to two stockholders, including the President and another officer of the Company. Of the $1,511,000 of current portion of long-term obligations, $1,180,000 is owed to a bank and matures on September 15, 1997. Historically, the Company has been able to extend this obligation, however, to date, the Company has not obtained any written commitment from the bank to extend these loans and no assurance can be given that the obligations will be extended past September 15, 1997 or that the Company will be able to obtain new loan commitments from another lender to repay the $1,180,000 on September 15, 1997. Repayment of the amounts due the stockholders has historically been deferred, but further deferral is not assured. The Company is not expected to generate sufficient cash from operations necessary to repay these obligations as they come due. It will be required to either extend the maturities, sell additional equity to generate funds to repay them, or seek alternative financing.

During the quarter just ended, the Company borrowed $108,500 to help fund operations and extended a short-term note of $50,000 to February 28, 1999. The new note is convertible at $1.50 per share. Since the end of the quarter just ended, the Company has obtained additional fundings of $304,375 from the early exercise of warrants and promissory notes issued by the Company. In addition, $10,000 of short-term borrowings were converted to common stock.

The Company anticipates it will require an additional $2,000,000 through Fiscal 1998, including $300,000 through the remainder of Fiscal 1997, to fund operating losses, the expected continued sales growth, projected tooling purchases and to meet certain obligations (including certain notes payable and other long-term obligations) as they come due. The Company is aggressively pursuing the pending private placement and other opportunities to meet these requirements. The Company is also seeking to obtain concessions and/or deferred payment plans from vendors on amounts owed. The Company will also pursue other private placements of its debt securities and other loan transactions. Additional bank financing is not expected to be an option unless credit enhancements, such as guarantees, are available, or until such time the Company has at least one fiscal quarter of profitability. None of these sources or alternatives may be available to the Company and, if they become available, they may not occur within the time frame required by the Company or they may require terms which management finds unacceptable. The inability of the Company to locate additional capital prior to the end of the fiscal 1997 raises substantial doubt about the Company's ability to continue operating as a going concern.

                                    PART II

Item 3    Defaults Upon Senior Securities

          Don Poulin is owed approximately $280,000 in connection with the purchase by the Company of certain assets from Poulin Progrip, Inc. in 1993. Poulin and the Company into a settlement agreement in February 1996, pursuant to which the Company agreed to pay Poulin $200,000 by July 31, 1996, which Poulin subsequently agreed to extend through December 31, 1996. If the Company fails or refuses to make such payment the settlement agreement is rescinded and both parties reserve whatever rights they might have against the other. The Company has made periodic payments to Poulin although the settlement agreement has been rescinded. The total payments in arrears at April 30, 1997 is approximately $65,000.

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibits.
              ---------

          2.1 Agreement and Plan of Reorganization, dated September 20, 1995, by and among Registrant, USG Acquisition Corporation and USGRIPS, Inc., as amended -incorporated by reference to exhibit 2.1 to Registrant's Form 10-K for the year ended July 31, 1996

          03.1(i) Restated Articles of Incorporation of Registrant-incorporated by reference to exhibit 3.1(i) to Registrant's Form 10-K for the year ended July 31, 1996

          3.1(ii) Amended and Restated Bylaws of Registrant -incorporated by reference to exhibit 3.1(ii) to Registrant's Form 10-K for the year ended July 31, 1996

          4.1 Loan documents for $780,000 loan from Wells Fargo Bank, including Loan Commitment Note, dated January 14, 1997; Addendum to Promissory Note, dated February 12, 1997; Third Party Security Agreement: Securities Account, dated January 14, 1997; Addendum to Third Party Security Agreement:
                     Securities Account, dated February 12, 1997; and Securities Account Control Agreement, dated February 12, 1997; and Securities Account Control Agreement, dated February 14, 1997.

          4.2 Revolving Line of Credit Note, dated September 23, 1996, made payable by Registrant to Wells Fargo Bank N.A. in the original principal sum of $400,000 - incorporated by reference to exhibit 4.4 to Registrant's Form 10-K for the year ended July 31, 1996

          4.3        Form of Convertible Notes issued by Registrant:


Amount                                 Payee           Loan Date   Due Date
-----------------------------   --------------------   ---------   --------
                  $ 50,000      The Caroline Company     3/12/97    2/28/99
                  $ 87,500      The Caroline Company     3/12/97    2/28/99
                  $ 21,000      Third Century II         3/25/97    2/28/99
                  $500,000      Third Century II         6/10/97    5/31/99
                  $ 21,000      Z-Fund                   6/10/97    5/31/99

                     Registrant agrees to make copies of any or all of said Convertible Notes available to the commission upon request.


          4.4 Form of Instruction for and Notice of Early Exercise of Stock Purchase Warrant

          10.1       1994 Stock Option Plan - incorporated by reference to
                     exhibit 10.1 to Registrant's Form 10-K for the year ended July 31, 1996

          10.2 Amendments to 1994 Stock Option Plan - adopted by Shareholders on December 17, 1996 incorporated by reference

          10.3 Employment Agreement, dated as of September 22, 1995, between Registrant and Paul Herber - incorporated by reference to exhibit 10.2 to Registrant's Form 10-K for the year ended July 3

          10.4 Noncompetition Agreement, dated September 22, 1995, between Registrant and J. Barrie Ogilvie -incorporated by reference to exhibit 10.3 to Registrant's Form 10-K for the year ended July 31, 1996

          10.5 Security Agreement, dated July 31, 1995, between Registrant and Sam G. Lindsay - incorporated by reference to exhibit
                     10.4 to Registrant's Form 10-K for the year ended July 31, 1996

          10.6 Letter Agreement, dated August 1, 1995, between Registrant and Sam G. Lindsay re: deferral of compensation - incorporated by reference to exhibit 10.5 to Registrant's Form 10-K for the year ended July 31, 1996

          10.7 Request to Convert and Investment Letter, dated July 31, 1996, between Registrant and Sam G. Lindsay- incorporated by reference to exhibit 10.6 to Registrant's Form 10-K for the year ended July 31, 1996

          10.8 Agreement, dated September 22, 1995, between Registrant and ARC Equipment, Inc. - incorporated by reference to exhibit
                     10.7 to Registrant's Form 10-K for the year ended July 31, 1996

          21.1       Subsidiaries of Registrant - incorporated by reference to
                     exhibit 21.1 to Registrant's Form 10-K for the year ended July 31, 1996

          27         Financial data schedule

          (b)        Reports on Form 8-K
                     -------------------

                     No reports on Form 8-K were filed with the Securities and Exchange Commission during the Registrant's fiscal quarter ended April 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GRIP TECHNOLOGIES, INC.
                            ---------------------------------
                                      (Registrant)


Date: June 14, 1997
                                 /s/ SAM G. LINDSAY
                             --------------------------------
                                     Sam G. Lindsay
                                      President and
                                 Chief Executive Officer


Date: June 14, 1997
                                /s/ ROBERT W. TAYLOR
                         ---------------------------------------
                                    Robert W. Taylor
                         Chief Operations and  Financial Officer