Form 10-K
period 1997-07-31
GRIP TECHNOLOGIES INC
filed 1997-11-13
CIK 46026

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended July 31, 1997 or
     [_] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to
     Commission file number 0-8485

                            Grip Technologies, Inc.
                  (formerly Harvest Recreation Vehicles, Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                                           95-1980894
--------------------------------------------------------------------------------
(State of incorporation)                    (I.R.S Employer Identification No.)

10 Corporate Park, Suite 130
Irvine, California                                                   92714-5140
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

          The aggregate market value of the voting stock held by non-affiliates of Registrant was $1,106,597 calculated on the basis of $0.375 per share, the last trading price of such Common Stock as of October 31, 1997. The number of shares outstanding of Registrant's Common Stock on October 31, 1997 was 6,187,592.

Documents incorporated by reference:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                                    PART I.

Item 1.  Business

Forward-Looking Statements
--------------------------

          From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, those factors set forth below and in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report.

Company
-------

          The Company designs and markets golf grips for sale to original equipment manufacturers ("OEMs"), mail order houses, distributors, golf pro shops and specialty golf retailers. Since fiscal 1996, the Company has outsourced all manufacturing and ceased all in-house manufacturing operations. The Company is currently utilizing three outside contractors to manufacture its golf grips, using the Company's tooling and, in some cases, technology.

          Management believes the Company's grips are superior to natural and other synthetic rubber grips based on their feel, high surface friction, material consistency and controlled weight tolerances. The Company utilizes a combination of premium materials, custom designs, proprietary tooling and manufacturing techniques, and a proprietary painting process, which allows GRIPTEC(TM) to offer distinctive grips in a wide variety of sizes, pattern designs, weights, softness and textures.

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

          Since fiscal 1996, the Company has been party to a joint venture agreement with Talaurian Technologies, Inc. ("Talaurian") under which the Company agrees to license or sublicense, as the case may be, to Talaurian, its proprietary technology for industrial applications, and Talaurian agrees to cross-license its proprietary technology for sport grip applications to the Company. Under the agreement as amended in October 1997, the term of the agreement was extended through September 30, 2007. The Company is entitled to receive a 5% royalty on all Talaurian revenues, whether or not derived from use of the Company's technology. Beginning January 15, 2001, the Company is entitled to receive a quarterly minimum royalty of $25,000.

          The Company commenced initial operations on August 1, 1993 utilizing certain specified tangible and intangible assets acquired from Poulin Progrip, Inc. The Company became a "public company" as a result of its acquisition on January 15, 1994 by a pre-existing public company, Harvest Recreation Vehicles, Inc. ("Harvest"), that for several years prior to such date had no business, assets or operations, a so-called shell company. For financial statement purposes, as well as most other relevant purposes, the transaction was characterized as an acquisition of the shell company by the operating entity. As of July 31, 1994, the Company merged with and into Harvest.

     USGRIPS Merger
     --------------

               On September 22, 1995, the Company acquired USG, a closely-held Florida corporation. The transaction was structured as a merger of USG into USG Acquisition Corporation, a California corporation ("GTI Sub"), a newly-formed wholly-owned subsidiary of the Company. In connection with the merger, the Company issued 600,000 shares of its Common Stock to the two shareholders of USG and agreed to issue up to an additional 400,000 shares over a three year period pursuant to an earn-out formula based on the gross margins to be achieved by the acquired USG business. To date, no shares have been earned under the earn-out formula. All shares of the Company issued or to be issued in connection with the merger are "restricted securities" under federal securities laws. The merger was consistent with the Company's strategy to expand its product line to include quality EPDM grips to gain a greater foothold in the OEM market.

               The assets acquired included property and equipment consisting of machinery and equipment, molds, furniture and fixtures and leasehold improvements, and accounts receivable, inventories and prepaid expenses. The Company intends to continue to use the assets in a manner consistent with the business conducted by USG prior to the merger.

               Concurrent with the USG acquisition, the Company entered into a contract with USG's former supplier, ARC Equipment, Inc. of Chandler, Arizona, for the manufacture and supply of golf grips made from EPDM, a synthetic rubber material which has become the material of choice for premium grips of many OEMs.

               USG and its two shareholders were not affiliated, nor did they have any material relationship with the Company prior to the merger. Subsequent to the merger, J. Barrie Ogilvie, USG's former majority shareholder, was appointed a director of the Company and Paul J. Herber, USG's former president, was appointed Vice President of OEM Sales of the Company. During fiscal 1997, Mr. Herber resigned from this position to become an independent sales representative for the Company. Subsequent to July 31, 1997, he left the Company to pursue other interests.

     Products
     --------

               Current Lines. The Company produces premium golf grips made from each of the materials that currently have wide use in the golf grip market:
     Ethylene Propylene Diene Monomer ("EPDM"), Thermoplastic Rubber ("TPR"), and EPDM with strands of embedded cord fibers ("Cord"). These categories are represented by over 200 different models in various colors. Certain of the Company's grips are painted by filling molded logos with decorative paints. The paint used for the Company's TPR grips is based upon proprietary formulas. The Company also produces customized EPDM grips by using laser technology to engrave logos and names, which can then be painted. Each of the grip materials has characteristics which set it apart from the other, resulting in demand for each in the marketplace.

          EPDM is the material of choice for most manufacturers of premium golf clubs. In addition to its inherently tacky feel, EPDM provides a consistent finish and can be manufactured to strict tolerances, thus meeting the quality standards of many OEMs. In addition, several producers provide high-quality EPDM grips, enabling OEMs to qualify alternative suppliers.

               The Company continues to sell TPR grips although EPDM accounts for the majority of net sales today. Management believes that TPR offers many advantages over rubber and other synthetic rubber, including EPDM. However, in dealing with major OEMs, the Company has been told that TPR is viewed by some as an inexpensive, lower quality material because of the positioning of the several companies who are currently making TPR grips. Although the Company spent considerable time and money to develop high quality TPR compounds for its grips, there remains a TPR image problem. In addition, those OEMs that are interested in quality TPR grips have expressed concerns regarding the lack of a quality secondary source. As a result, by the end of fiscal 1995, Management changed its strategy to focus primarily on EPDM grip sales to OEMs, although it sells, and intends to continue to sell, TPR grips to OEMs. This change in focus resulted in the acquisition of USG in September 1995. The Company continues to view TPR as a material of the future and to work with OEMs on TPR grip projects, particularly light weight grips.

               Cord grips have woven cotton threads embedded in the grip material much like the fiber materials embedded in belted automobile tires. Many high caliber and professional golfers believe cord grips give the player better control of the golf club, particularly in humid or wet weather.

               Products in Development. The Company's proprietary and patented painting processes can be used to apply various coatings to many surfaces, including gloves. When a coated glove is worn while using a TPR grip or a surface coated with TPR or certain other polymers, the coefficient of friction (i.e., resistance to slipping) between these two surfaces is substantially increased. This grip system technology has application in many sports, including golf, racquet sports, softball, baseball, cycling, hockey, and skiing. As an example, if the coating is applied to a golf glove that is used in conjunction with a golf grip made of TPR, the increased bond allows the golfer to swing the club with a minimum of pressure without fear of losing his or her grip on the club. A very thin coat of TPR can also be applied directly to wooden baseball bats by dipping the bat handle. In the case of metal bats, a TPR grip can be slipped over the bat handle in place of standard grips. This coating is impervious to water, which could be an advantage in some sports. The grip system technology is still in development and, to date, no sales have been made. The Company has experienced delays in bringing this grip system to market. Management anticipates a grip system can be perfected and developed into a saleable product when additional time and money is committed to research.

               Research and Development. The Company utilizes both in-house staff and independent consultants to conduct research and development of new products and to refine existing products. The Company has a consulting agreement with an independent consultant, who obtained the original patent for the TPR painting process, to provide certain consulting services for the Company. There can be no assurance that new products will be introduced as a result of such efforts, or that any new products will be successful, although the Company has been encouraged by the new compounds and painting techniques developed to date by this consultant.

               Adjunct Products. From time to time, the Company identifies opportunities to develop and/or market new products which, while not directly related to the Company's current golf grip line, represent potential line extensions or can be sold into the same or similar markets. This is an area of potential growth that the Company is continually exploring.

               Patents, Technology and Trademarks. The Company uses and is developing technology that is protected by three United States patents which are very similar to each other. The Company acquired its patented technology by licensing from the inventor certain rights in and to the patented sport grip technology. The Company's license agreement provides for a payment of $2,000 per month for the worldwide exclusive rights to the patents and technology, including the exclusive rights under all issued, pending and future domestic and foreign patents, related to the methods of coating surfaces with soft elastomeric polymers. United States patents have been issued for both the method claims of the original patent application made by the Company's licensor and the article claims under a divisional patent application. Both patents are under the title "Soft, Elastomeric, Polymer Coated Contact Surface and Method of Preparing Same."

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

     Current Customers
     -----------------

               A list of the Company's OEM customers during the most recently completed fiscal year includes: Cobra Golf, Nicklaus Golf, Zevo, La Jolla Club (which is partially owned by Paul Herber, who served as the Company's Vice President of OEM Sales until November 1996), Pinseeker, Ray Cook, Teardrop, Matzie, Pro Group, Mizuno, Titleist and Bullet Golf, among others. The replacement market was served primarily through sales to catalog resellers such as Golfsmith International, Dynacraft, The Golf Works and Sportek. Sales to Cobra Golf and Golfsmith International amounted to 39% and 11% of sales, respectively, for fiscal 1997. The Company is presently negotiating with several additional OEMs for future business and continues to expand its business with existing customers.

               Management anticipates finalizing a new distributor agreement in the near future with Josec International ("Josec"), a Japanese golf distributor. Under the agreement, Josec will sell the Company's golf grips in Japan. Management anticipates the agreement will become effective in December 1997. The Company's current distributor agreement with Yanase of America, Inc. will end on December 1, 1997. Management believes Josec will be able to increase sales of the Company's products in Japan.

     Marketing and Sales
     -------------------

               Staff. The Company's marketing program relies on its sales staff, selected distributors and independent sales representatives to achieve its marketing objectives. In October 1997, the Company hired Victor Afable as Vice President of Sales and Marketing. Mr. Afable was previously a Regional Sales Manager for Golf Pride, the Golf Grip Division of Eaton Corporation ("Golf Pride"). Mr. Afable will have primary responsibility over all sales and marketing efforts especially including contact with the Company's existing customers and others the Company has been working with to develop certain customer defined projects.

               The Company's product lines have been shown (and will continue to be shown) at the annual Professional Golf Association ("PGA") trade shows in Orlando, Florida and Las Vegas, Nevada. Information obtained at the shows has been used to pare the product line down to those samples that received favorable responses from members of the golf trade. Sales orders are not normally taken at the trade shows, but by follow-up calls to customers contacted at the shows.

               Endorsements. The Company has endorsement agreements with Jack Nicklaus and Phil Mickelson, world-famous PGA Tour players, and Michelle McGann, a well-known LPGA Tour player. The Company believes that the endorsement of players of this caliber enhances the Company's credibility with OEMs and promotes brand awareness within the replacement market.

               Advertising and Promotion. During fiscal 1997, the Company significantly reduced usage of its advertising and public relations firm as a result of prioritizing expenditures due to financial constraints. OEMs are serviced directly by the Company's sales staff who work with OEMs to develop new products and to qualify the Company as an approved vendor.

               The Company has historically focused its advertising and promotional efforts on using celebrity endorsers to promote the GRIPTEC(TM) brand as a credible, high-quality alternative to Golf Pride, Lamkin, Royal Grip and others. Advertising placed in consumer and trade magazines has resulted in high brand awareness within the industry, and has helped to generate demand in the replacement market.

               Since fiscal 1996, the Company's customer base has included several major catalog resellers and retail chains, an important market niche, who effectively service pro shops, small retailers and other replacement market customers. The Company has seen significant sales increases, as well as a marked decrease in credit problems as a result of selling to the major catalog resellers and retail chains instead of directly to pro shops, small retailers and other replacement market customers. The Company has consequently shifted a portion of its advertising activities to co-op advertising with the catalogs and retail chains, a strategy it plans to continue in fiscal 1998. The Company was also a sponsor of the North American Long Drive Championship held in October in Mesquite, Nevada. Both the Open and Senior Champions used GRIPTEC(TM) grips along with the majority of the finalists. This event will be televised on ESPN on Christmas Day.

               Pricing Policies. The Company believes that it is viewed as moderately aggressive in terms of its pricing strategy, although some competitors have more aggressive pricing policies.

               The Company does not intend to compete on the basis of price sensitivity, but will concentrate its efforts on developing premium quality product emphasizing the Company's capabilities in delivering custom features, including feel, color, weight, etc. and responsive customer service. The Company is working on developing new products that should command higher prices due to superior grip properties. Management's focus on customer service and relationships should contribute to this strategy. However, the Company's research and development activities continue to include pursuing alternative and less expensive products for the lower priced market.

     Manufacturing
     -------------

               Facilities and Equipment. Prior to the USG merger in September 1995, the Company operated a full service facility with capability to design, manufacture and package golf and other sport grips made of TPR. In August 1995, the Company discontinued production at its Irvine, California facility, and in March 1996, subleased that facility, sold its injection molding equipment, and relocated into smaller space housing its executive offices. Today, the Company subcontracts all manufacture and production of its golf grips. The Company paints EPDM grips at its Vista, California facility and ships from that facility. The Company has subcontracted an outside facility to paint its TPR grips utilizing the Company's proprietary paint. The painting process is a significant component of a grip's processing cost, and has been the focus of management's efforts to increase efficiencies. During fiscal 1997, the Company continued to make significant investments in management, equipment and procedures to automate and otherwise further improve processing speed and quality. The Company believes these improvements will ultimately reduce processing costs.

               As part of the USG acquisition, the Company acquired certain equipment and software which allows it to engrave golf grips with logos and names using laser technology. The laser technology enables the Company to customize its grips without purchasing new tooling and adds to the Company's product lines. The laser operation is conducted by the Company at its Vista, California facility.

               The Company works with OEM customers to design custom grips with exacting specifications. Upon acceptance of a design by a customer, the Company then develops the appropriate tooling, known as a cavity. Costs for the tooling will vary, depending on the method used to build the cavity and the number of cavities involved. The Company attempts to match tooling purchased to the expected sales of each grip model. Where expected sales quantities are large, multiple cavities will be purchased, in order to take advantage of manufacturing efficiencies. Conversely, some products will not sell enough units to justify significant tooling expenditures. Balancing the cost of tooling with the expected sales volume of any particular grip is one of Management's major challenges. Further, the life cycle of a grip model is often shorter than the life of the tooling. Accordingly, the Company makes periodic reviews of its tooling, in order to identify any cavities related to discontinued products.

               Contract Manufacturing. The Company relies entirely on contract manufacturing for production of its grips since the September 1995 acquisition of USG. The Company uses three contract manufacturers who use the Company's tooling and in some cases, technology. The Company is dependent on a single supplier for each type of grip (EPDM, TPR and Cord) in its product line.

               The Company has an exclusive arrangement with the supplier who produces the EPDM grips which comprised the majority of sales for fiscal 1997 and 1996. This arrangement requires the Company to purchase a certain minimum number of grips per year, increasing each year throughout its ten-year term, which expires in September 2005. Should the Company fail to meet certain terms of this arrangement, including the purchase of the required minimum number of grips, the supplier has the right to cancel the arrangement and to produce EPDM grips for other customers. To date, the Company has complied with the terms of the arrangement. There can be no assurances that the Company will have sufficient demand for EPDM grips to fulfill its obligations under this arrangement. Also, if the Company's EPDM sales increase significantly, there can be no be assurances that this supplier will increase capacity sufficiently to meet anticipated sales growth. Currently, the Company is working with this supplier to add new golf grip products and capacity, including a grip that will enable the Company to enter the rapidly-growing market for large-butt shafts.

               Should any significant delay, disruption or decrease in quality occur at any of the key suppliers, it may have a material adverse effect on the Company's business.

               Sources of Raw Materials. The Company has worked with its consultants and suppliers to develop special formulations of EPDM and TPR to produce custom grips with desired specifications established by the Company or required by its customers. Management believes that the basic raw materials to make EPDM and TPR are readily available in quantities and at acceptable prices from multiple suppliers, although any disruption in supply or significant increase in price may have a material adverse effect on the Company's business.

Certain Factors Affecting the Golf Industry
-------------------------------------------

          Management believes the growth rate in the golf equipment industry in the United States has been modest for the past several years, measured in the number of clubs sold, and this trend is likely to continue through fiscal 1998. However, management has also noted the increased awareness the general public has developed for golf. The recent successes of Tiger Woods apparently has contributed to the interest. While Management is hopeful the recent increase in the interest in golf by women and younger golfers, including children, will ultimately lead to a significant growth rate in the sport, there are no assurances this will occur. Management believes golf is growing around the world, particularly in Europe and Asia, however the United States and Japan are still the largest markets for golf products. Management believes that sales of golf clubs in Japan have been declining the last several years. Management believes this trend has leveled off and will remain stable during 1998, however the recent volatility in certain Asian financial markets may also adversely affect growth. Management anticipates having a new distributor, Josec, for Japan and certain other Asian countries starting in December 1997. Sales to key OEM and catalog customers have continued to be strong during fiscal 1997.
During fiscal 1998, Management intends to focus on expanding its OEM customer base minimizing the Company's concentration and dependence on a few customers while also increasing sales and market penetration.

          In the golf industry, sales to retailers are generally seasonal due to lower demand in the retail market in the cold weather months generally occurring during the Company's first and second fiscal quarters. Sales to OEMs generally mirror the seasonal trends of retailers. The Company has become a supplier to several major golf club OEMs, and continues to seek to develop relationships with others. Most major OEMs demand high standards of quality and service from all suppliers and require reliable second sources for most components, including grips. The Company's success with OEMs will be dependent upon its ability to supply high quality grips and provide a high level of service.

Competition
-----------

  The sports grip business is highly competitive. The Company's principal competitors in the golf grip business are Golf Pride, Lamkin and Royal Grip. These companies produce grips made from synthetic rubber, including EPDM. Lamkin also manufactures seamless grips, which management believes are made from a TPR blend. To date, TPR grips have not been a significant part of Lamkin's product lines.

  The market in which the Company does business is highly competitive, and is served by a number of well-established and well-financed companies with recognized brand names. Several competitors have introduced new products over the last several years. Others increased their marketing activities with respect to existing products during the same period. While Management believes that its products and its marketing efforts continue to be competitive, there can be no assurance that these actions by others will not negatively impact the Company's future sales. A manufacturer's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the product's look and feel, and the level of acceptance the product has among professional and other golfers. The subjective preferences of golf club purchasers may also be subject to rapid and unanticipated changes.

Government Regulations
----------------------

  Since fiscal 1996, the Company has been painting EPDM grips at its Vista facility. The application of paint to golf grips requires compliance with applicable federal, state and local laws relative to hazardous materials, air pollution and health and safety. The imposition of more stringent regulations on the use of such chemicals or the ban of their use could increase the Company's product costs significantly.

  The Company presently has a single source which formulates and manufactures paint for the Company's TPR grips. No assurances can be given that, if necessary, the Company would be able to find an acceptable outside source to provide such TPR paint. The Company has multiple sources for the paint used on its EPDM grips.

Employees
---------

  The Company presently has thirty-four full-time employees: five in Irvine, California and twenty-nine in Vista, California. The employees currently located in Irvine include the President and Chief Executive Officer, the Chief Operations and Financial Officer, the Controller and two administrative staff. The employees currently located in Vista include the Vice President of Sales and Marketing and two salespeople, two in operations management, and twenty-four production and warehouse employees.


Item 2.  Properties

  The Company leases 2,500 square feet of space at 10 Corporate Park, Suite 130, Irvine, California, for its corporate offices under a lease expiring in March 2000.

  Since the acquisition of USGRIPS, Inc. in September 1995, the Company has occupied approximately 6,600 square feet in a free-standing industrial building in Vista, California under a lease expiring September 1999.

  During fiscal 1996, the Company ceased manufacturing operations in its 14,600 square foot manufacturing facility, subleased it and subsequently assigned its lease and sublease interests to its former landlord.


Item 3.   Legal Proceedings

  The Company is not presently a party to any material pending legal proceedings other than in the ordinary course of business.


Item 4.   Submission of Matters to Vote of Security Holders

  No matters were submitted during the fourth quarter of fiscal 1997 to a vote of security holders through the solicitation of proxies or otherwise.

  Executive Officers of the Company
  ---------------------------------

      The names and ages of all executive officers of the Company, and positions held by each for the last five years, are as follows:


Name                                    Age               Position
----                                    ---               --------
Sam G. Lindsay                          55     President, Chief Executive Officer and Director
Robert W. Taylor                        39     Chief Operations and Financial Officer
Victor Afable                           36     Vice President of Sales and Marketing
James E. McCormick III                  49     Secretary and Director

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

        Robert W. Taylor is, and has been, Chief Operations and Financial Officer for the Company since April 1, 1997. Prior to joining the Company, Mr. Taylor was Vice President of Finance and Administration for Datatech, a high-tech data communications distribution and service company. Between 1991 and 1996 Mr. Taylor practiced public accounting and served as Chief Financial Officer of Banc Commercial, A National Real Estate Company. From 1984 to 1991, Mr. Taylor served as a Manager, and other positions, with Arthur Andersen LLP. Mr. Taylor began his professional career in 1981 with the Halliburton Company where he served as an internal auditor both in the United States and internationally. He is a Certified Public Accountant.

        Victor Afable is, and has been, Vice President of Sales and Marketing for the Company since October 6, 1997. From January 1992 to September 1997, he served as a Regional Sales Manager for the Golf Grip Division of Eaton Corporation ("Golf Pride"). From March 1990 through December 1991, Mr. Afable was the Southern Regional Sales Manager with Aldila, Inc., a designer, manufacturer and marketer of graphite golf club shafts.

        James E. McCormick III is, and has been, the Corporate Secretary and a director of the Company since its incorporation. He is, and since September 1995 has been, the Corporate Secretary and a director of USGRIPS, Inc., a wholly-owed subsidiary of the Company. From February 1993 through July 1994, he was also the Corporate Secretary and a director of GTI Manufacturing, Inc., a subsidiary of the Company which was merged into the Company on July 31, 1994. Mr. McCormick has been engaged in the private practice of law for more than 20 years, specializing in corporate, securities and real estate matters.

        The officers are elected annually by the Board of Directors at the organizational meeting following the Annual Meeting of Shareholders. There is no family relationship between any of the officers, directors or persons nominated to become an officer or director.



                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information
------------------

    The Company's Common Stock is traded on the over-the-counter electronic bulletin board. Management believes that there is a limited public trading market, particularly because of the sporadic trading and limited demand for the shares. There are approximately 5,677,384 unregistered shares of the Company's Common Stock which can be sold in the public market in compliance with the provisions of rule 144 under the General Regulations of the Securities Act of 1933.

     The following table sets forth the range of high and low bid prices for each quarterly period during the two most recent fiscal years:

                                                   High               Low
                      Fiscal 1997                  ----               ---
                      -----------
                       First Quarter             $ 1/1//8           $/7//16
                       Second Quarter            $ 1/3//4           $11//16
                       Third Quarter             $1/7//16           $13//16
                       Fourth Quarter            $ 1/3//8           $ /1//4

                      Fiscal 1996
                      -----------
                       First Quarter             $ 2/5//8           $1/7//8
                       Second Quarter            $ 2/5//8           $1/7//8
                       Third Quarter             $ 2/3//8           $1/3//8
                       Fourth Quarter            $ 2/5//8           $1/1//4

     The above information was compiled by J. Alexander Securities, Los Angeles.

 Holders
 -------

        As of October 31, 1997, there were approximately 1,071 shareholders of record.

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

 Recent Sales of Unregistered Securities
 ---------------------------------------

  Between August 1, 1994 and July 31, 1997, the Company granted stock options to three officers, directors and contractors covering an aggregate of 170,000 shares of its Common Stock at exercise prices ranging from $1.375 to $1.50 per share. As of July 31, 1997, there were outstanding options covering 165,000 shares of Common Stock of the Company held by four persons. During such three-year period, one option covering 10,000 shares was exercised as to 4,000 shares and forfeited the balance. As of July 31, 1997, options granted to nine persons covering 493,500 shares have expired or been exercised.

  At various times during the period from August 1, 1994 through July 31, 1997, four holders of the Company's Series A Convertible Preferred Stock converted their preferred shares, on a one for one basis, into an aggregate of 462,500 shares of Common Stock. These shares were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investors as to their "accredited investor" status.

  Between September and November 1994, the Company issued an aggregate of 840,000 shares of its Common Stock in a private placement to 30 investors in consideration for $1.50 per share or an aggregate of $1,260,000. Schneider Securities, Inc. acted as the placement agent and in consideration for such services was paid a cash fee of approximately $110,000 and was granted a three-year Stock Purchase Warrant to purchase 84,000 shares at an exercise price of $1.80 per share. In addition, Schneider purchased 82,402 shares in the private placement in cancellation of a short-term loan it had made to the Company in the amount of $123,604.

  As of October 15, 1994, the Company granted to a PGA Tour player a five-year stock option covering 200,000 shares of its Common Stock at an exercise price of $1.50 per share as partial consideration for his agreement to endorse the Company's products. These options were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representation of the PGA Tour player as to his "accredited investor" status.

  As of November 17, 1994, the Company granted to the corporation of a PGA Tour player a five-year stock option covering 250,000 shares of its Common Stock at an exercise price of $1.50 per share as partial consideration for the PGA Tour player's agreement to endorse the Company's products. The options were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representation of the corporation as to its "accredited investor" status.

  As of May 5, 1995, the Company sold 360,000 Units in a private placement to two institutional investors at $2.25 per Unit in cash, or an aggregate of $810,000. Each Unit consisted of one share of Common Stock and one three-year Stock Purchase Warrant to purchase one share of Common Stock at an exercise price of $3.00 per share. The Units were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investors as to their "accredited investor" status. Schneider Securities, Inc. acted as the placement agent and in consideration for such services was paid a cash fee of $32,400 and was granted a three-year warrant to purchase 36,000 Units at $2.75 per Unit.

  In August and November 1995, the Company sold 148,200 Units in a private placement to 14 investors at $2.25 per Unit in cash, or an aggregate of $333,450. Each Unit consisted of one share of Common Stock and one five-year Stock Purchase Warrant to purchase one share of Common Stock at an exercise price of $5.00 per share. The Units were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investors as to their "accredited investor" status. Schneider Securities, Inc. acted as the placement agent and in consideration for such services was paid a cash fee of $17,582.

  As of September 8, 1995, the Company sold 444,500 Units in a private placement to three institutional investors at $2.25 per Unit in cash, or an aggregate of $1,000,125. Each Unit consisted of one share of Common Stock and one three-year Stock Purchase Warrant to purchase one share of Common Stock at an exercise price of $2.50 per share. The Units were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investors as to their "accredited investor" status. Schneider Securities, Inc. acted as the placement agent and in consideration for such services was paid a cash fee of $40,005 and was granted a three-year warrant to purchase 44,450 Units at $2.475 per Unit.

  As of September 22, 1995, US GRIPS, Inc., a Florida corporation, was merged with and into a wholly-owned subsidiary of the Company, and in connection therewith, the Company issued to the two shareholders of US GRIPS 600,000 shares of its Common Stock. In addition, the Company agreed to issue to such shareholders up to an additional 400,000 shares of its Common Stock pursuant to the terms of an earn-out formula. The shares were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the two investors as to their "accredited investor" status.

  As of October 25, 1995, the Company issued 50,000 shares of its Common Stock to one institutional investor in consideration for $2.00 per share, or an aggregate of $100,000. In addition, the Company sold and issued to this investor for $12,500 a five-year Stock Purchase Warrant to purchase 50,000 shares at an exercise price of $5.00 per share. The shares and warrant were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investor as to its "accredited investor" status.

  On February 8, 1996, the Company borrowed $90,000 from two private lenders. These loans matured on June 30, 1996 and bore interest at the rate of 6% per annum. As partial consideration for such loans, the Company granted to the private lenders Stock Purchase Warrants expiring on December 31, 1998 to purchase an aggregate of 18,000 shares of Common Stock at an exercise price of $2.50 per share. The notes and warrants were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investors as to their "accredited investor" status.

  In February 1996, four institutional investors which purchased Units during May and September 1995, agreed to exercise a portion of their outstanding Stock Purchase Warrants covering 400,000 shares at a reduced exercise price of $1.50 per share, or an aggregate of $600,000. The shares were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investors as to their "accredited investor" status. Schneider Securities, Inc. acted as the placement agent and in consideration for such services was paid a cash fee of $20,000.

  In or about May 1996, the Company borrowed $250,000 from two private lenders. These loans matured on May 31, 1997 and bore interest at the rate of 8% per annum. As partial consideration for such loans, the Company granted to the private lenders Stock Purchase Warrants expiring on May 31, 1998 to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $2.50 per share. The notes and warrants were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations of the investors as to their "accredited investor" status. Schneider Securities, Inc. acted as the placement agent and in consideration for such services was granted a Stock Purchase Warrant expiring on May 31, 1998 to purchase an aggregate of 25,000 shares at an exercise price of $2.50 per share.

  As of July 31, 1996, the Company issued to Sam G. Lindsay, its President and a director, 356,667 shares of its Common Stock at $1.50 per share in consideration for the cancellation by Mr. Lindsay of $535,000 of loans and advances he had made to the Company. These shares were issued and sold to Mr. Lindsay in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and his representation as to his "accredited investor" status.

  As of August 1, 1996, the Company issued to its public relations firm a three-year Stock Purchase Warrant covering 35,000 shares of its Common Stock at an exercise price of $1.50 per share. The warrant was issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representation of the firm as to its "accredited investor" status.

  In October 1996, the two private lenders who loaned $90,000 to the Company in February 1996 agreed to extend the maturity of their respective loans which became due and payable on June 30, 1996 in consideration for an increase in the interest rate payable thereon and the grant by the Company of Stock Purchase Warrants expiring on December 31, 1998 covering an aggregate of 24,000 shares of Common Stock with an exercise price of $2.50 per share. These note extensions and warrants were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations by the private lenders as to their "accredited investor" status.

  In March 1997, one private lender loaned the Company an additional $87,500 and consolidated and extended the maturity of a previous $50,000 loan to February 28, 1999. The extended and consolidated loan was represented by a convertible promissory note which is convertible into shares of Common Stock of the Company at the rate of $1.50 per share. The convertible promissory note was issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations by the private lender as to its "accredited investor" status.

  In April 1997, the Company offered to the holders of all of its outstanding Stock Purchase Warrants the right to reduce the exercise price to $.75 per share if they would exercise their Stock Purchase Warrants on or prior to June 15, 1997. In May 1997, two holders of Stock Purchase Warrants covering an aggregate of 72,500 shares accepted the offer and paid the Company an aggregate of $54,375 in connection with the exercise of their warrants. These shares were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations by the private lender as to its "accredited investor" status.

  In March 1997, one private lender loaned the Company $21,000 and in May 1997 loaned the Company an additional $250,000. These amounts, combined with the $229,000 previously loaned by this private lender to the Company and another $21,000 previously loaned to the Company by an affiliated entity which matured on May 31, 1997, were consolidated and extended into two convertible promissory notes, each bearing interest at the rate of 8% per annum, one in the principal sum of $500,000 and the other in the principal sum of $21,000. The notes are convertible into shares of Common Stock of the Company at the rate of $1.00 per share. These convertible promissory notes were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representations by the private lenders as to their "accredited investor" status.

  As of July 31, 1997, the Company issued 6,667 shares of its Common Stock, at $.75 per share, to the corporation of a PGA Tour player in consideration for the cancellation of $5,000 of indebtedness owed by the Company to that corporation for endorsement fees.

  Subsequent to July 31, 1997:

  (1) The Company issued $14,000 shares of $.75 per share to a private investor on or about September 12, 1997 in connection with the exercise of a Stock Purchase Warrant and the cancellation of $10,500 of indebtedness owed by the Company to the private investor. These shares were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representation by the private investor as to his "accredited investor" status.

  (2) On August 27, 1997, the Company issued 12,500 shares of its Common Stock upon the conversion by one holder of 12,500 shares of the Company's Series A Convertible Preferred Stock. These shares were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representation of the investor as to her "accredited investor" status.

  (3) On October 10, 1997, the Company granted stock options under its 1994 Stock Option Plan to two officers and two key employees covering an aggregate of 320,000 shares, at an exercise price of $.4375 per share. These options have a five-year term and vest in equal amounts over a three-year period.

  (4) On October 29, 1997, the Company issued 100,000 shares of its Common Stock at $.50 per share, or an aggregate of $50,000, in cancellation of certain minimum endorsement fees payable to a PGA Tour player due April 15, 1997 and October 15, 1997. These shares were issued and sold in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the PGA Tour player's representation of his "accredited investor" status.


Item 6.   Selected Financial Data

  The following selected financial data is derived from the consolidated financial statements of the Company. It is qualified in its entirety by, and should be read in conjunction with, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" in this Report.

Statement of Operations Data
---------------------------------

                                                  For the Years Ended July 31,
                                        1997           1996           1995           1994
                                    ------------   ------------   ------------   ------------
Net sales                           $ 3,796,432    $ 3,062,948    $ 1,104,049    $   895,878
Cost of sales                         3,064,863      2,411,017      1,267,255        707,553
                                    -----------    -----------    -----------    -----------
 Gross profit (loss)                    731,569        651,931       (163,206)       188,325
Operating expenses                    1,928,959      2,078,425      3,145,977      1,488,011
                                    -----------    -----------    -----------    -----------
 Loss from operations                (1,197,390)    (1,426,494)    (3,309,183)    (1,299,686)
Interest expense                        192,551        146,887        134,762         88,286
                                    -----------    -----------    -----------    -----------
 Loss before income taxes            (1,389,941)    (1,573,381)    (3,443,945)    (1,387,972)
Provision for income taxes                1,600          1,600            800            800
                                    -----------    -----------    -----------    -----------
 Net loss                           $(1,391,541)   $(1,574,981)   $(3,444,745)   $(1,388,772)
                                    ===========    ===========    ===========    ===========
 Net loss per share                      $(0.24)        $(0.33)        $(1.11)        $(0.64)
                                    ===========    ===========    ===========    ===========
Shares used in computing
  net loss per share                  5,380,165      4,832,107      3,102,497      2,171,167
                                    ===========    ===========    ===========    ===========

Balance Sheet Data
------------------
                                                         As of July 31,
                                        1997           1996           1995           1994
                                    -----------    -----------    -----------    -----------
Current assets                      $   996,623    $ 1,093,040    $   702,472    $   511,826
Total assets                          2,742,488      3,203,702        973,838      1,989,236
Current liabilities                   2,778,067      2,533,588        732,886      1,259,487
Total liabilities                     3,741,612      2,870,660      2,570,500      1,928,008
Stockholders' equity (deficit)         (999,124)       333,042     (1,596,662)        61,228

          Grip Technologies, Inc. was incorporated in February 1993, but had no significant activity until August 1993. The Company became a "public company" as a result of its acquisition on January 15, 1994 by a pre-existing public company, Harvest Recreation Vehicles, Inc., that for several years prior to such date had no business, assets or operations, a so-called shell company. For financial statement purposes, as well as most other relevant purposes, the transaction was characterized as an acquisition of the shell company by the operating company. Accordingly, no financial information or data is provided for any period prior to August 1, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read together with the consolidated financial statements set forth in Item 8., "Financial Statements and Supplementary Data" in this Report.

Forward-Looking Statements
--------------------------

          From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, those factors set forth below and in Item 1., "Business" of this Report.

Results of Operations
---------------------

     Years Ended July 31, 1997, 1996 and 1995
     ----------------------------------------

     Fiscal 1997 was the first full year of consolidated operations with USG which the Company acquired in fiscal 1996. With the USG acquisition, the Company obtained a full product line, relationships with key OEM customers and catalog resellers and exclusive relationships with three manufacturers of quality grips made from EPDM, TPR and Cord. This has permitted the Company to outsource all of its production, which eliminated many of the production difficulties and inefficiencies that resulted in poor gross margins in the past. It has further enabled the Company to focus on product development and marketing.

     The fiscal 1997 net loss of $1,391,541 was $183,440 lower than the fiscal 1996 loss of $1,574,981 while net sales increased $733,484. The net cash used in operating activities declined $913,669 from $1,430,667 in fiscal 1996 to $517,008 in 1997. The net cash used in operating activities declined $440,355 from $1,871,032 in fiscal 1995 to $1,430,667 in 1996. The decrease in the net loss is not as significantly affected by the increased sales levels as the decrease in net cash used in operating activities due to the net loss containing significant non cash charges for depreciation and amortization related to investments made in prior years.

     Net sales for fiscal 1997 were $3,796,432, an increase of $733,484, or 24% compared to fiscal 1996. The increase was primarily due to a full year of consolidated operations with USG and increased sales volumes to new and existing OEM customers, including the Company's largest customer, Cobra Golf ("Cobra"). Net sales to Cobra and Golfsmith International ("Golfsmith") during fiscal 1997 accounted for 39% and 11% of net sales, respectively. The Company continues to work with other customers to increase sales to these other customers in order to reduce the concentration and dependence on any one customer.

     Net sales for 1996 were $3,062,948, an increase of $1,958,899, or 177%
compared to fiscal 1995. The increase was related to ten months of consolidated operations with USG. The net sales increase represents a 28% increase over unaudited pro forma combined net sales of the Company and USG for fiscal 1995. Net sales to Cobra and Golfsmith during fiscal 1996 accounted for 23% and 13% of net sales, respectively.

     Since fiscal 1995, the Company has secured endorsement agreements with two world-famous PGA Tour players, Jack Nicklaus and Phil Mickelson. During fiscal 1997, the Company entered into an endorsement agreement with Michelle McGann, a prominent LPGA Tour player. Management expects these endorsement agreements to continue to raise brand awareness within the golf community and particularly, the replacement grip market.

     Cost of sales for fiscal 1997 was $3,064,863, or 81% of sales, as compared to $2,411,017, or 79% of sales for fiscal 1996. The increase in amount was primarily attributable to the increased sales volume for the year. During fiscal 1997, the Company hired a new operations manager for the Vista facility and incurred other costs attempting to streamline future production processes. Additionally, the Company incurred increased temporary production labor costs to meet increased sales volume and tight delivery schedules required by Cobra and other customers. Throughout the year, but particularly during the early part of the third quarter of fiscal 1997, management had difficulties adjusting the size of the labor force as necessary, due to the sporadically inconsistent sales levels experienced by the Company. These factors contributed to the increase in cost of sales as a percentage of sales compared to fiscal 1996.

     Cost of sales for fiscal 1996 was $2,411,017, or 79% of sales, as compared to $1,267,255, or 115% of sales for fiscal 1995. The improved gross margin was largely due to improved efficiencies arising from the outsourcing of production. Further, improved inventory controls reduced inventory write-offs during the year.

     During fiscal 1997, the Company was able to reduce the amount invested in new tooling to $260,691, down from $674,056 in fiscal 1996. The 1996 amount includes tooling acquired in the USG acquisition. The Company reduced the average cost per tool in 1997 approximately 50% compared to fiscal 1996. Management identified and began using a new tool maker who is able to make the tooling at a much lower cost.

     During fiscal 1996, the Company invested heavily in tooling to complete a full line of product as it entered the EPDM and cord markets, and to supply increased OEM demand. The Company's investment in tooling was $516,405 for fiscal 1996, plus $173,651 acquired in the USG acquisition. The Company invested $370,640 in tooling during fiscal 1995.

     Selling expenses for fiscal 1997 decreased 22% over fiscal 1996, from $818,436 to $638,925. The decrease was primarily attributable to the reduction of advertising activities and sales staff. During fiscal 1997, Management prioritized its expenditures from advertising to more critical areas due to cash flow constraints. Also, the number of salespeople was reduced as the Company redirected its sales and marketing efforts to the replacement market. The Company has focused more on its marketing partnerships with catalog resellers such as Golfsmith, the world's largest reseller of golf club components. During the third quarter of fiscal 1997, the Company also initiated a new distributor program to increase replacement market sales to retailers and other non-OEM customers. Management believes that these programs will enable the Company to ultimately increase sales to the replacement market while incurring less expense and risk related to servicing the replacement market directly. Significant benefits from these programs are not expected until fiscal 1998.

     Selling expenses increased only 3%, from $790,888 to $818,436 during fiscal 1996. During the year, the Company discontinued its telemarketing activities. Customers that responded to the telemarketing effort were typically too small for the Company to serve efficiently and resulted in many credit problems. The Company developed relationships with large catalog resellers, who better serve the needs of smaller customers, while significantly reducing the number of accounts to manage and the Company's credit risk. The Company successfully integrated the USG sales force, product lines and customers during fiscal 1996, while maintaining service levels and eliminating redundant functions.

     Also during fiscal 1996, the Company continued to invest heavily in advertising and promotion, continuing to focus on the endorsements of PGA Tour players Jack Nicklaus and Phil Mickelson. Selling expenses, continued to be disproportionately high compared to sales levels, but decreased as a percentage of net sales from 72% in fiscal 1995 to 27% in fiscal 1996. Management believed these costs were necessary in order to position the Company and its products in appropriate markets.

     General and administrative expenses in fiscal 1997 decreased 21% compared to fiscal 1996 or $164,524. During the year, the Company completed the integration of USG, eliminated duplicate functions and otherwise aggressively reduced expenses. As a result in the shift in the Company's customer base, bad debt expense in fiscal 1997 was approximately $120,000 less than in fiscal 1996.

     General and administrative expenses increased 15%, from $688,935 in fiscal 1995 to $793,348 in fiscal 1996, as the Company integrated the USG operation. Accordingly, the Company continued to eliminate certain duplicate functions during the year.

Liquidity and Capital Resources
-------------------------------

  The Company had a significant working capital deficit of $1,781,444 at July 31, 1997. The working capital deficit at July 31, 1996 was $1,440,548. In addition, the stockholders' deficit at July 31, 1997 was $999,124 compared to stockholders' equity of $333,042 at July 31, 1996. The $340,896 increase in working capital deficit is directly attributable to net cash of $777,699 used in operating activities and investments in property and equipment (primarily tooling). During the year, the Company increased its borrowings $863,226 to fund these expenditures. In the three years since the beginning of fiscal 1995, the Company has borrowed, from various sources, approximately $1,800,000 in short-term borrowings, notes payable and long-term obligations. During this same period, the Company received approximately $3,700,000 in proceeds from the issuance of Common Stock through private placements and approximately $716,000 of loans to the Company were converted to common stock. On July 31, 1997, the Company's President, and major stockholder, loaned the Company $100,000 for operating funds. Since July 31, 1997, the President has loaned the Company an additional $350,000 for operating funds.

     Included in current liabilities at July 31, 1997 is approximately $1,511,000 of long-term obligations due in fiscal 1998 which are personally guaranteed and/or collateralized by the personal assets of the Company's President. Also, at July 31, 1997, $716,960 of the Company's liabilities were notes payable to the Company's President and another officer, who is also a stockholder. Of the $1,326,019 current portion of long-term obligations, $1,180,000 is owed to a bank and matures on December 15, 1997. Historically, the Company has been able to extend this obligation; however, to date, the Company has not obtained any written commitment from the bank to extend these loans and no assurance can be given that the obligations will be extended past December 15, 1997, or that the Company will be able to obtain new loan commitments from another lender to repay the $1,180,000 obligation due on
December 15, 1997.   The notes payable to the stockholders permit the
stockholders to demand repayment at any time. Historically, the stockholders have obliged the Company in deferring any amounts owed to them. However, Management cannot ensure the stockholders will continue to accept deferral of any amounts owed to them. Additionally, the notes payable to stockholders bear interest at 10%. Previously, the amounts owed to the stockholders, which were included in amounts due stockholder and accrued liabilities, did not bear interest. The Company is not expected to generate sufficient cash from operations necessary to repay these obligations unless they are extended or otherwise deferred until such time as cash from operations, if ever, is sufficient to repay these obligations. It will be necessary to either extend the maturities, sell additional Common Stock or obtain alternative financing to repay them.

     As a result of cash flow constraints, compounded by the increased operating cash flow deficit during fiscal 1997, the Company had to prioritize its payments to vendors, debt holders and others. Management has identified payroll, rent, utilities and certain office expenses, suppliers, tooling and certain debt holders as the most critical obligations to be met. While Management tries to maximize credit opportunities through trade payables, its major vendors (i.e. the grip manufacturers) have stringent payment requirements. Since June of 1997, the Company has agreed to formalized payment arrangements with certain vendors for amounts owed to them in the normal course of business, totaling approximately $100,000. Management has been able to significantly reduce the cash spent on tooling, a trend Management believes will continue. During fiscal 1997, Management was able to reduce the amount invested in new tooling to $260,691, down from $674,056 in fiscal 1996. The Company reduced the average cost per tool in fiscal 1997 approximately 50% compared to fiscal 1996. Management identified and began using a new tool maker who is able to make the tools at a much lower cost.

     To reduce cash flow pressures, Management has reduced inventory levels by 3% during 1997, even though sales increased 24% during the year. With the reduced inventory levels, Management believes the Company was still able to satisfy its customers needs on a reasonable timely basis. Management will continue to closely monitor inventory levels.

     Historically, the Company's fiscal third and fourth quarters have resulted in higher net sales compared to the first two quarters, corresponding with the golf industry's selling season. This seasonality places additional strains on liquidity, as the Company is required to invest in tooling and build inventories during its first two quarters in order to meet spring delivery schedules. The Company must also support the corresponding increase in receivables during the initial portion of the prime selling season.

     Management anticipates the Company will require additional funding of approximately $300,000 through January 31, 1998 in addition to the $350,000 loaned to the Company since July 31, 1997 by the President and an additional $500,000 through the remainder of fiscal 1998, to fund operating losses and projected tooling requirements. In addition, if existing debt obligations can not be extended or otherwise deferred, additional funding of approximately $1,200,000 and $126,019 will be necessary by January 31, 1998, and the remainder of fiscal 1998, respectively. Furthermore, Management estimates that the Company would require an additional $500,000 through fiscal 1998 and beyond to make the appropriate investments in machinery, marketing and advertising, research and development it deems necessary to effectively compete with the Company's key competitors.

     Management is pursuing an existing private placement opportunity and is negotiating an agreement with an investment banking firm for the firm to provide financial advisory services to the Company. The Company will continue to identify and pursue other opportunities to meet these requirements. The Company is also seeking to obtain concessions and/or deferred payment plans from vendors on amounts owed. Additional bank financing is not expected to be an option unless credit enhancements, such as guarantees, are available, or until such time the Company has at least one fiscal quarter of profitability. None of these sources or alternatives may be available to the Company and, if they become available, may not occur within the time frame required by the Company or may require terms which Management finds unacceptable. The continued losses, the existing debt obligations due in fiscal 1998 and the need for additional capital raises substantial doubt about the Company's ability to continue operating as a going concern.

     Item 8.   Financial Statements and Supplementary Data




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
 Grip Technologies, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of GRIP TECHNOLOGIES, INC. (a California corporation) and subsidiary as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended July 31, 1997, 1996 and 1995. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grip Technologies, Inc. and subsidiary as of July 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for the years ended July 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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



                                              ARTHUR ANDERSEN LLP

Orange County, California
November 3, 1997

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                             JULY 31, 1997 AND 1996
                             ----------------------


                                     ASSETS
                                     ------



                                                              1997          1996
                                                           -----------   -----------

CURRENT ASSETS:
  Cash                                                      $  107,531    $   16,975
  Accounts receivable, net of allowance for
    doubtful accounts of $70,070 and $190,669
    at July 31, 1997 and 1996, respectively                    357,395       537,445
  Inventories                                                  493,466       506,995
  Other current assets                                          38,231        31,625
                                                            ----------    ----------
          Total current assets                                 996,623     1,093,040

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $800,501 and
  $373,589 as of July 31, 1997 and 1996, respectively          721,021       887,242

INTANGIBLES, net of accumulated amortization
  of $1,123,066 and $924,490 as of July 31, 1997
  and 1996, respectively                                     1,024,844     1,223,420
                                                            ----------    ----------
          Total assets                                      $2,742,488    $3,203,702
                                                            ==========    ==========





                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                             JULY 31, 1997 AND 1996
                             ----------------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                       1997           1996
                                                   ------------   ------------

CURRENT LIABILITIES:
  Current portion of long-term obligations         $ 1,326,019    $   976,412
  Notes payable to stockholders                        716,960              -
  Short-term borrowings                                 10,000        340,000
  Accounts payable                                     515,262        528,392
  Accrued liabilities                                  209,826        329,905
  Amounts due stockholder                                    -        358,879
                                                   -----------    -----------
        Total current liabilities                    2,778,067      2,533,588
                                                   -----------    -----------


LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION          963,545        337,072
                                                   -----------    -----------
        Total liabilities                            3,741,612      2,870,660
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Series A Convertible Preferred Stock
    Authorized -- 3,000,000 shares
    Issued and outstanding -- 887,500 and
      1,287,500 shares, respectively                   887,500      1,287,500
  Common Stock
    Authorized -- 25,000,000 shares
    Issued and outstanding -- 6,061,092 and
      5,581,925 shares, respectively                 5,913,415      5,454,040
  Accumulated deficit                               (7,800,039)    (6,408,498)
                                                   -----------    -----------
        Total stockholders' equity (deficit)          (999,124)       333,042
                                                   -----------    -----------
                                                   $ 2,742,488    $ 3,203,702
                                                   ===========    ===========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                ------------------------------------------------



                                                     1997           1996           1995
                                                 ------------   ------------   ------------

NET SALES                                        $ 3,796,432    $ 3,062,948    $ 1,104,049

COST OF SALES                                      3,064,863      2,411,017      1,267,255
                                                 -----------    -----------    -----------
          Gross profit (loss)                        731,569        651,931       (163,206)
                                                 -----------    -----------    -----------

OPERATING EXPENSES:
  Selling                                            638,935        818,436        790,888
  General and administrative                         628,824        793,348        688,935
  Research and development                            35,712         39,616         87,360
  Depreciation                                       426,912        256,795        266,323
  Intangible amortization and write-off              198,576        170,230        623,534
  Provision for abandonment and disposition
    of property and equipment and other                    -              -        688,937
                                                 -----------    -----------    -----------
                                                   1,928,959      2,078,425      3,145,977
                                                 -----------    -----------    -----------
          Loss from operations                    (1,197,390)    (1,426,494)    (3,309,183)

INTEREST EXPENSE                                     192,551        146,887        134,762
                                                 -----------    -----------    -----------
          Loss before income taxes                (1,389,941)    (1,573,381)    (3,443,945)

PROVISION FOR INCOME TAXES                             1,600          1,600            800
                                                 -----------    -----------    -----------
          Net loss                               $(1,391,541)   $(1,574,981)   $(3,444,745)
                                                 ===========    ===========    ===========

NET LOSS PER COMMON AND EQUIVALENT SHARE         $     (0.24)   $     (0.33)   $     (1.11)
                                                 ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         5,830,165      4,832,107      3,102,497
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


                                              GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                                              --------------------------------------


                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     ---------------------------------------------------------


                                         FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                                         ------------------------------------------------

                                        Series A
                                       Convertible
                                     Preferred Stock              Common Stock
                                   -------------------         ------------------            Accumulated
                                   Shares        Amount       Shares        Amount             Deficit               Total
                                ------------   -----------   ---------   -----------        -------------         -----------

BALANCE, JULY 31, 1994            1,350,000    $1,350,000    2,316,058   $  100,000          $(1,388,772)         $    61,228

 Sale of Common Stock, net
  of offering
   costs                               -             -       1,077,598    1,605,630                 -               1,605,630

  Conversion of loans to
   Common Stock                        -             -         122,402      181,225                 -                 181,225

  Net loss                             -             -            -            -              (3,444,745)          (3,444,745)
                                -----------    ----------   ----------   -----------         -----------          -----------
BALANCE, JULY 31, 1995            1,350,000     1,350,000    3,516,058    1,886,855           (4,833,517)          (1,596,662)

  Sale of Common Stock, net
   of offering
   costs                               -             -       1,046,700    1,919,685                 -               1,919,685

  Conversion of loans to
   Common Stock                        -             -         356,667      535,000                 -                 535,000

  Conversion of Preferred
   Stock to
   Common Stock                     (62,500)      (62,500)      62,500       62,500                 -                    -

  Common Stock issued in
   acquisition of
   USGRIPS, Inc.                       -             -         600,000    1,050,000                 -               1,050,000

  Net loss                             -             -            -            -              (1,574,981)          (1,574,981)
                                -----------    ----------   ----------   -----------         -----------          -----------
BALANCE, JULY 31, 1996            1,287,500     1,287,500    5,581,925    5,454,040           (6,408,498)             333,042


  Sale of Common Stock                 -             -          79,167       59,375                 -                  59,375

  Conversion of Preferred
   Stock to
   Common Stock                    (400,000)     (400,000)     400,000      400,000                 -                    -

  Net loss                             -             -            -            -              (1,391,541)          (1,391,541)
                                -----------    ----------   ----------   -----------         -----------          -----------
BALANCE, JULY 31, 1997              887,500    $  887,500    6,061,092   $5,913,415          $(7,800,039)         $  (999,124)
                                ===========    ==========   ==========   ===========         ===========          ===========



                  The accompanying notes are an integral part of these consolidated financial statements.


                                         GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                                         --------------------------------------


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         -------------------------------------

                                    FOR THE YEARS ENDED JULY 31, 1997, 1996 AND 1995
                                    ------------------------------------------------


                                                      1997                        1996                     1995
                                                 --------------               -------------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $(1,391,541)                $(1,574,981)            $(3,444,745)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Provision for abandonment and disposition
    of property and equipment and other                      -                           -                 688,937
   Depreciation                                        426,912                     256,795                 266,323
   Intangible amortization and write-off               198,576                     170,230                 623,534
   (Increase) decrease in accounts receivable          180,050                     (77,650)                (71,813)
   (Increase) decrease in inventories                   13,529                     (86,447)                 41,956
   Increase in other current assets                     (6,606)                     (6,925)                 (5,534)
   Decrease in accounts payable                        (13,130)                   (135,333)                (45,763)
   Increase in accrued liabilities                      75,202                      34,334                  65,373
   Increase (decrease) in other liabilities                  -                     (10,700)                 10,700
                                                   -----------                 -----------             -----------
     Net cash used in operating activities            (517,008)                 (1,430,677)             (1,871,032)
                                                   -----------                 -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                  (260,691)                   (572,296)               (386,048)
 Proceeds on disposal of property and
  equipment                                                  -                       9,500                       -
 Increase in note receivable                                 -                           -                 (50,000)
 Purchases of intangibles                                    -                      (2,900)                      -
                                                   -----------                 -----------             -----------
     Net cash used in investing activities            (260,691)                   (565,696)               (436,048)
                                                   -----------                 -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term obligations                     763,226                     180,000                 600,000
 Principal payments on long-term obligations           (87,146)                   (105,472)                (90,210)
 Issuance of note payable to stockholder               100,000                           -                       -
 Proceeds from short-term borrowings                         -                     136,225                       -
 Payments on short-term borrowings                     (30,000)                          -                (165,000)
 Increase in amounts due stockholder                    62,800                     156,083                 347,617
 Issuance of Common Stock                               59,375                   1,919,685               1,719,928
 Payments on amounts due stockholder                         -                    (400,000)                      -
                                                   -----------                 -----------             -----------
     Net cash provided by financing
      activities                                       868,255                   1,886,521               2,412,335
                                                   -----------                 -----------             -----------
NET INCREASE (DECREASE) IN CASH                         90,556                    (109,852)                105,255

CASH, beginning of period                               16,975                     126,827                  21,572
                                                   -----------                 -----------             -----------
CASH, end of period                                $   107,531                 $    16,975             $   126,827
                                                   ===========                 ===========             ===========


                                            1997        1996       1995
                                          ---------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid for interest                  $139,047    $93,613    $91,101
                                           ========    =======    =======
   Cash paid for taxes                     $  2,400    $ 1,600    $   800
                                           ========    =======    =======

As of July 31, 1997, certain amounts owed to the President and major stockholder (the President)and another officer of the Company were converted into promissory notes totaling $716,960. Prior to 1997 the amounts owed to these individuals were included in amounts due stockholder and accrued liabilities, respectively. Also during 1997, the Company converted certain short-term borrowings totaling $310,000 to long-term obligations.

On September 22, 1995, the Company completed the acquisition of USGRIPS, Inc., in exchange for 600,000 shares of Common Stock. The fair values of the assets acquired and the liabilities assumed were:

     Fair values of assets acquired:
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
                                                            ==========



During 1996 and 1995, the Company converted certain notes payable with principal amounts totaling $535,000 and $181,225, respectively, into Common Stock.

During 1995, net proceeds from the issuance of Common Stock was reduced by $114,298 of amortization of deferred private placement costs incurred during 1994.



                  The accompanying notes are an integral part of these consolidated financial statements.

                     GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                     --------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JULY 31, 1997
                                 -------------




1.  Organization and Summary of Significant Accounting Policies
    -----------------------------------------------------------


     a.  Organization and Acquisition of USGRIPS, Inc.
         ---------------------------------------------

     The accompanying consolidated financial statements reflect the accounts of Grip Technologies, Inc., a California corporation, and subsidiary (the Company). Located in Southern California, the Company designs and markets golf grips for sale to original equipment manufacturers (OEMs), mail order houses, distributors, golf pro shops and specialty golf retailers. The majority of the Company's sales are made to organizations in the United States, however, the Company does sell to organizations all over the world. Since 1996, after the Company ceased all in-house manufacturing, the Company has utilized three outside contractors to manufacture its golf grips, using the Company's tooling and in certain cases its technology. Certain grips are then processed in the Company's Vista, California facility, where the grips are engraved with custom logos and/or painted, in accordance with customer specifications. Certain other grips are painted by an outside contractor. The Company's current product line includes grips made from each of the materials that currently have wide use in the golf grip market; Ethylene Propylene Diene Monomer (EPDM), Thermoplastic Rubber
     (TPR), and EPDM with strands of embedded cord fibers (Cord).

     On September 22, 1995, the Company acquired USGRIPS, Inc. (USG). In connection therewith, the Company issued 600,000 shares of Common Stock, valued at $1,050,000, to the two stockholders of USG, and agreed to issue up to an additional 400,000 shares over a three-year period pursuant to an earn-out formula based on the gross margins achieved by the acquired USG business. To date, no shares have been earned under the earn-out formula. The acquisition has been accounted for as a purchase, and the results of USG have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of $1,390,750, which is being amortized over seven years.

     Because USG was acquired near the beginning of the Company's 1996 year, the unaudited consolidated results of operations on a pro forma basis as though USG had been acquired as of the beginning of 1996 would not be materially different than the actual consolidated results of operations. The unaudited pro forma consolidated results of operations as though USG had been acquired as of the beginning of 1995 are:

            Net sales                                   $ 2,392,895
            Gross profit                                     66,363
            Net loss                                     (3,934,911)
            Net loss per weighted average common share  $    (1.06)

     The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the USG acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

     b.  Inventories
         -----------

     Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market value and consist primarily of purchased unpainted golf grips, processing labor and factory overhead.

     c.  Long-lived Assets
         -----------------

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

     The Company adopted SFAS No. 121 effective August 1, 1995, the effect of which had no material impact on the results of operations or financial condition at the time of adoption.

     Property and Equipment
     ----------------------

     Property and equipment, at cost, consisted of the following at July 31,:

                                              1997          1996
                                           -----------   -----------

        Furniture and fixtures             $  117,251    $  115,979
        Leasehold improvements                  1,758         1,758
        Manufacturing equipment               138,802       138,802
        Tooling                             1,263,711     1,004,292
                                           ----------    ----------
                                            1,521,522     1,260,831
        Less accumulated depreciation
           and amortization                  (800,501)     (373,589)
                                           ----------    ----------
                                           $  721,021    $  887,242
                                           ==========    ==========

     Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

          Furniture and fixtures                      5 to 7 years
          Leasehold improvements                      Life of lease
          Manufacturing equipment                     7 years
          Tooling                                     2.5 to 3.5 years

     Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments are capitalized. When assets are disposed of, the applicable costs and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in operations.

     In connection with the acquisition of USG and discontinuation of manufacturing in the Company's Irvine, California facility during 1996, the Company identified certain production equipment, leasehold improvements and tooling having no significant further value. These assets with a net book value of $587,937 were expensed in 1995. The Company also identified all costs related to the closing of the Irvine facility and recorded the amount as a one-time charge to operations during 1995.

     Intangibles
     -----------

     Included in Intangibles on the accompanying consolidated balance sheets is goodwill of $1,390,750 arising from the USG acquisition. The amount is being amortized over seven years.

     During 1995, the Company charged $491,167 to operations representing the unamortized amount of certain intangibles related to the 1994 acquisition of Poulin Progrip, Inc. Management determined the intangibles had no further value after the Company significantly changed the design and manufacturing methods of its products.

     Talaurian Technologies
     ----------------------

     During 1997, the Company acquired a 50% interest in Talaurian Technologies, Inc. (Talaurian), a company in the development stage, for $1,000 pursuant to a joint venture agreement (the Agreement) entered into during 1996. Under the Agreement, the Company agreed to license or sublicense, as the case may be, to Talaurian, its proprietary technology for industrial applications, and Talaurian agreed to cross-license its proprietary technology for sport grip applications to the Company. The Company, may, but is not required to make any additional investments in Talaurian. As amended in October 1997, the term of the Agreement was extended through September 30, 2007. Under the Agreement, as amended, the Company is entitled to receive a 5% royalty on all Talaurian revenues, whether derived or not derived from use of the Company's technology. Beginning January 15, 2001, the Company is entitled to receive a quarterly minimum royalty of $25,000. No royalties were received nor accrued during 1997 and 1996.

     d.  Stock-Based Compensation
         ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by the Financial Accounting Standards Board in 1995 and,if fully adopted, changes the methods for recognition of compensation expense on plans similar to those of the Company. Companies may continue to account for stock options issued to employees under APB Opinion No. 25 as full adoption of this statement is optional for stock options granted to employees. However, pro forma disclosures, as if the Company had fully adopted this statement are required. Adoption of the provisions of this statement is required for stock options and warrants granted to non-employees for services. During 1997, the Company adopted the statement for stock options and warrants issued to non-employees and continued to account for stock options granted under the Company's 1994 Stock Option Plan in accordance with APB Opinion No. 25.

     e.  Research and Development
         ------------------------

     Research and development costs are charged to operations as incurred.

     f.  Income Taxes
         ------------

     The Company accounts for income taxes under the liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes."

     g.  Net Loss Per Share Information
         ------------------------------

     The net loss per share information included in the consolidated statements of operations is presented in accordance with APB Opinion No. 15. Accordingly, the weighted average number of shares does not include the outstanding common stock equivalents such as preferred stock, stock options and warrants as they are anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share", which will require a basic earnings-per-share
     (EPS) disclosure, rather than the primary EPS currently disclosed. The significant difference between the two calculations is the inclusion, if dilutive, of common stock equivalents in the calculation of primary EPS. This statement will be effective during 1998. The Company believes the adoption of the statement will not have a material effect on its earnings per share information.

     h.  Use of Estimates in Preparation of Financial Statements
         -------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from amounts determined using these estimates.


     i.    Fiscal Year
           -----------

     The Company's fiscal year ends July 31. References to a year are to the Company's respective fiscal year.



2.   Going Concern
     -------------

The Company has incurred significant net losses since its inception (August 1, 1993). As of July 31, 1997 the accumulated deficit was $7,800,039 and the stockholders' deficit was $999,124. For the three years ended July 31, 1997, 1996 and 1995 the net loss was $1,391,541, $1,574,981 and $3,444,745, respectively. While the net cash used in operating and investing activities decreased significantly in 1997 compared to 1996 and 1995, the Company used $777,699 for operating and investing activities during the year. The net cash used for operating and investing activities during 1996 and 1995 was $1,996,373 and $2,307,080, respectively. Also during 1997, the working capital deficit increased $340,896 to $1,781,444. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through trade credit, stock issuances and additional borrowings, including loans from the President.

The ability of the Company to meet its existing and ongoing obligations is dependent upon raising additional capital from sources of funding, such as private placements, public offerings, a merger or banks and other lenders. The Company is currently pursuing all possible avenues it can identify to obtain additional funding. However, there can be no assurances that any of these transactions may be consummated in a timely manner or on terms reasonably acceptable to the Company. The Company plans to continue to develop and implement cost effective strategies it believes will increase sales and gross margins, reduce other operating expenses and eventually lead to profitability. However, the Company is continuing to incur losses. The ability of the Company to continue as a going concern is dependent on obtaining adequate financing and ultimately achieving profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


3.  Short-Term Borrowings
    ---------------------

Short-term borrowings consisted of the following at July 31:

                                                       1997       1996
                                                     --------   --------

      Short-term note payable to a trust,
        bearing interest at 10%.                      $10,000   $ 40,000

      Short-term notes payable to two
        partnerships, bearing interest at 8%,
        convertible to Common Stock, converted
        into a long-term obligation during
        1997.                                               -    250,000

      Short-term note payable to a corporation,
        bearing interest at 10%, converted into
        a long-term obligation during 1997.                 -     50,000
                                                     --------   --------
                                                      $10,000   $340,000
                                                     ========   ========


4.   Long-Term Obligations
     ----------------------

Long-term obligations consisted of the following at July 31:

                                                 1997        1996
                                              ----------  ----------
     Bank Borrowings-

      Term notes with a bank with interest
        rates ranging from prime (8.5% at
        July 31, 1997)to prime plus 2.5%,
        interest is paid monthly and the
        principal repayment date has been
        extended until December 15, 1997,
        secured by the personal assets of
        the President.                         $1,180,000 $  780,000

      Note payable to bank, bearing
        interest at 12.5%, principal and
        interest is payable at $4,446
        per month through November 2000,
        secured by property and equipment
        and guaranteed by the President.          145,687    179,023

                                                  1997          1996
                                               ----------     ---------
Convertible Notes-

 Payable to two partnerships, bearing
  interest at 8%, interest is
  payable semi-annually and the
  principal is due on May 31, 1999,
  the note holder may convert any
  amounts owed under the notes to
  Common Stock at $1.00 per share, a
  portion was converted from short-term.         521,000           -

 Payable to a corporation, bearing
  interest at 8%, principal
  and interest are due on February 28,
  1999, the note holder may convert
  any amounts owed under the note to
  Common Stock at $1.50 per share a
  portion was converted from short-term.         142,226           -

Covenant Not-to-Compete and
 Consulting/Licensing Agreements-

 Covenant not-to-compete and consulting
  agreements payable in quarterly
  installments of $12,500, continuing
  through January 2000, less interest
  imputed at 10%.                                279,701       303,572

 Licensing agreement, payable in
  monthly payments of $2,000
  through August 1997, less
  interest imputed at 10%.                         1,983        24,545

Other-

 Note payable to lessor for leasehold
  improvements, bearing interest at 7%
  and principal payable monthly
  through December 31, 1998.                      18,967        26,344
                                             -----------    ----------
                                               2,289,564     1,313,484
           Less current portion               (1,326,019)     (976,412)
                                             -----------    ----------
                                             $   963,545    $  337,072
                                             ===========    ==========

The future annual minimum principal payments on long-term obligations are:

        1998                                  $1,326,019
        1999                                     798,275
        2000                                     165,270
                                              ----------
                                              $2,289,564
                                              ==========

5.  Notes Payable to Stockholders
    -----------------------------

The Company issued a promissory note, dated July 31, 1997 and bearing 10% interest, to the President in the amount of $421,679 for interest on previous loans made to the Company, interest on cash assets being used as collateral for certain of the Company's notes payable to a bank, deferred salary and certain reimbursable business expenses. As of July 31, 1996, similar amounts owed to the President totaled $358,879 and were included in amounts due stockholder in the accompanying consolidated balance sheets.

In addition, on July 31, 1997, the President loaned the Company $100,000 for operating funds in exchange for a promissory note bearing 10% interest. The terms of both promissory notes entitle the President to demand repayment of the principal and accrued interest at any time. All amounts owed to the President are secured by the Company's accounts receivable, contract rights, inventory, general intangibles and technology.

As of July 31, 1997, the Company issued a promissory note to another officer of the Company, who is also a stockholder, in the amount of $195,281 for providing legal services to the Company over the last several years. The terms of the promissory note include an interest rate of 10% and entitle the officer to demand repayment of the principal and accrued interest at any time. Amounts owed to him as of July 31, 1996, totaling $145,604 were included in accrued liabilities in the accompanying consolidated balance sheets.


6.  Capital Stock, Stock Options and Warrants
    -----------------------------------------

    a.  Series A Convertible Preferred Stock
        ------------------------------------

    The Series A Convertible Preferred Stock entitles the holder to receive non-cumulative dividends at an annual rate of $.10 per share, when and as declared by the Board of Directors. There were no accrued and unpaid dividends at July 31, 1997 and 1996. Each share of preferred stock is convertible into one share of Common Stock. The Company has the option to redeem these shares at a price of $1.00 per share plus 10% per annum from the date of original issuance. Upon liquidation of the Company, the preferred stockholders are entitled to receive the same price established for redemption.

    b.  Common Stock
        ------------

    During 1995, the Company received $1,719,928 in cash, net of commissions, fees and offering expenses in exchange for 1,077,598 shares of Common Stock. These proceeds were reduced by deferred private placement costs of $114,298. Also during 1995, notes payable to promoters totaling $181,225 were exchanged for 122,402 shares of Common Stock.

    c.  Stock Options to Employees
        --------------------------

    Under the 1994 Stock Option Plan (the Plan), 900,000 shares of Common Stock have been set aside for grants to key employees, officers, directors and consultants. The Plan will terminate in 2004 unless terminated sooner by the Board of Directors. During 1997, the number of shares of Common Stock set aside for the plan was increased from 600,000 to 900,000.

    Through July 31, 1997, the Company had granted 662,500 options under the Plan. Options are granted at fair market value of the stock's market price at the grant date. Options vest cumulatively over various periods (determined at the discretion of the Board of Directors) of up to five years from the grant date, are exercisable in whole or in installments, and expire five years from the date of grant. No stock options were granted during 1997. Accordingly, no pro forma amounts have been presented.


   Below is a summary of the status of the Plan at July 31, 1995, 1996 and 1997, as well as changes during the years then ended:

                                        1995                                 1996                                 1997
                            -----------------------------       -------------------------------     --------------------------------

                                               Weighted                            Weighted                             Weighted
                                               Average                             Average                              Average
                                               Exercise                            Exercise                             Exercise
                                 Shares         Price               Shares          Price               Shares           Price
                            --------------  ---------------     ------------     -------------      ------------     --------------
Outstanding at beginning of
 year                           382,500          $1.21             395,000           $1.22              435,000          $1.20

Granted                          20,000           1.50             150,000            1.38                   -             -

Exercised                            -              -                4,000            1.50                   -             -
Forfeited/Expired                 7,500           1.50             106,000            1.50              270,000           1.25
Outstanding at end of year      395,000           1.22             435,000            1.20              165,000           1.14

Exercisable at end of year      212,982           1.08             265,000            1.08              165,000           1.14
Weighted average fair
 value of options granted                         1.14                                1.04                                 -



   Options outstanding at July 31, 1997, have exercise prices ranging from $1.00 to $1.50 with a weighted average exercise price of $1.14 and a weighted average remaining contractual life of 1.11 years. All outstanding options are exercisable.

   The fair value of the option grants were estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants during 1996 and 1995: weighted average risk-free interest rate of 6.25%; expected dividend yields of 0.00 percent; and an expected life of 3 years.

   d.  Warrants and Stock Options to Non-Employees
       -------------------------------------------

   As of July 31, 1997, warrants to purchase 961,740 shares of Common Stock were outstanding. Warrants for 801,220 shares had exercise prices ranging from $1.50 to $3.00 with a weighted average exercise price of $1.902 and a weighted average remaining contractual life of 0.97 years. Warrants for 160,520 shares had an exercise price of $5.00 and a weighted average remaining contractual life of 3.08 years. During 1997 and 1996, warrants for 10,000 and 120,000 shares, respectively, expired unexercised. During 1997, a warrant for 35,000 shares was issued. No compensation expense was recorded as the fair value of the warrant, as determined in accordance with SFAS No. 123, was not material.

   During 1997, the Company issued 72,500 shares of Common Stock as a result of the early exercise of warrants resulting in proceeds to the Company of $54,375. The warrants originally had exercise prices ranging from $1.50 to $5.00 per share. As an inducement to encourage the early exercise of these warrants, the Company lowered the exercise price to $0.75 per share, the approximate fair market value of the Common Stock at the time.

   During 1996, the Company issued 400,000 shares of Common Stock as a result of the exercise of warrants by existing stockholders. Proceeds totaled $576,167, net of fees and expenses. The warrants originally had exercise prices ranging from $2.50 to $3.00 per share. As an inducement to encourage the early exercise of these warrants, the Company lowered the exercise price to $1.50 per share, the approximate fair market value of the Common Stock at the time.

   The Company has endorsement agreements with two PGA Tour players which include stock options to purchase 450,000 shares of Common Stock. The options, which were granted during 1994 and outside the Plan, have a weighted average exercise price of $1.50. The weighted average expected life of these options is 3.38 years. Both options are exercisable.


7.  Income Taxes
    ------------

The components of the Company's deferred tax benefit are as follows as of July 31:

                                          1997           1996
                                      ------------   ------------

Allowance for doubtful accounts       $    28,028    $    76,268
Inventory                                  10,000              -
Other non-deductible accruals             245,995        201,794
Depreciation                               79,372         51,372
Net operating loss carryforwards        2,375,920      1,936,616
                                      -----------    -----------
                                        2,739,315      2,266,050
     Valuation allowance               (2,739,315)    (2,266,050)
                                      -----------    -----------
                                      $        -     $        -
                                      ===========    ===========

As of July 31, 1997, the Company had approximately $5,950,000 and $2,950,000 of net operating loss carryforwards for federal income tax and California franchise tax purposes, respectively. The federal and California loss carryforwards begin to expire in 2009 and 1999, respectively, and may be subject to utilization limits resulting from ownership changes.


8.  Major Customers and Suppliers
    -----------------------------

During 1997 and 1996 net sales to one customer comprised 39% and 23% of net sales, respectively, and net sales to another customer comprised 11% and 13% of net sales, respectively. No customer comprised more than 10% of net sales during fiscal 1995.

Since 1996, the Company has been purchasing golf grips from three contract manufacturers who use the Company's tooling and in some cases, technology. Together, the three contract manufacturers supply 100% of the Company's golf grips. The Company is dependent on a single supplier for each type of grip in its product line (EPDM, TPR and Cord). Should any significant delay or disruption occur at any of the key suppliers, it may have a material adverse effect on the Company's business.

The Company has an exclusive arrangement (the Arrangement) with the supplier who produces EPDM grips. EPDM grips make up the majority of the Company's purchases and sales. The Arrangement requires the Company to purchase a certain minimum number of grips per year, increasing each year throughout its ten-year term, which expires in September 2005. Should the Company fail to meet certain terms of the Arrangement, including the purchase of the minimum number of grips required under the Arrangement, the supplier will have the right to cancel the Arrangement, and produce EPDM grips for other customers. To date, the Company has complied with the terms of the Arrangement. However, there can be no assurances that the Company will have sufficient demand for EPDM grips to fulfill its obligations under the Arrangement.


9.  Commitments
    -----------

The Company has endorsement agreements with two PGA Tour players and a LPGA Tour player. The specific terms of each agreement vary. The agreements include annual minimum endorsement fees to be paid to each player. Endorsement fees for 1997, 1996 and 1995 were approximately $131,000 $72,000 and $61,000, respectively. The future annual minimum endorsement fees under the agreements are approximately $88,000 for 1998 and 1999 and approximately $44,000 for 2000.

The Company has employment agreements with certain of its officers and key employees that include, among other things, specified payments for compensation to be made to the employees. The future annual minimum payments under these agreements are $248,000, $265,000, $265,000, $265,000, $217,000 and $17,000 for
each of the five years ending 2002 and thereafter, respectively.

The Company leases its facilities and certain equipment under various noncancellable operating leases, with terms extending through June 2000. The net rental expense under these leases was $86,879, $89,412 and $76,342 for each of the three years ended July 31,1997, respectively. For the two most recent years just ended, net rent expense includes $67,500 and $39,200, respectively, of sublease income. The future annual minimum payments under operating leases total $208,762 and are $86,314, $87,175 and $35,273 for each of the three years ending 2000, respectively.


10. Subsequent Events
    -----------------

Since July 31, 1997, the President has loaned the Company $350,000 for operating funds. In exchange, the Company issued promissory notes to the President. Under the terms of the promissory notes, the President is currently entitled to demand repayment of $150,000. Beginning on November 20, 1997, the President is entitled to demand repayment of the remaining $200,000. The promissory notes bear interest at 10% and the interest is being accrued.

In September 1997, 12,500 shares of Preferred Stock were converted to Common Stock. In addition, 14,000 shares of Common Stock were issued as a result of the early exercise of warrants to purchase Common Stock. In exchange, the warrant holder cancelled $10,000 of short-term borrowings and $500 accrued interest.

In October 1997, 100,000 shares of Common Stock were issued to one of the PGA tour players who endorses the Company's grips in exchange for the cancellation of certain minimum endorsement fees totaling $50,000.

In October 1997, the Company granted to certain officers and employees stock options to purchase a total of 320,000 shares of Common Stock. The exercise price of the options is $0.4375 per share. The options vest over three years and expire in October 2002.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     Incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission ("Commission") on or prior to November 28, 1997 pursuant to Regulation 14A.


Item 11.  Executive Compensation

     Incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or prior to November 28, 1997 pursuant to Regulation 14A.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or prior to November 28, 1997 pursuant to Regulation 14A.


Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or prior to November 28, 1997 pursuant to Regulation 14A.



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Financial Statements.
              ---------------------

              Report of Independent Certified Public Accountants (See Item 8 to this Form 10-K)

              Consolidated Balance Sheets as of July 31, 1997 and 1996 (See Item 8 to this Form 10-K)

              Consolidated Statements of Operations for the years ended July 31, 1997, 1996 and 1995 (See Item 8 to this Form 10-K)

              Consolidated Statements of Stockholders' Equity (Deficit) for the years ended July 31, 1997, 1996 and 1995 (See Item 8 to this Form 10-K)

              Consolidated Statements of Cash Flows for the years ended July 31, 1997, 1996 and 1995 (See Item 8 to this Form 10-K)

              Notes to Consolidated Financial Statements (See Item 8 to this Form 10-K)

          (b) Reports on Form 8-K.
              --------------------

              None.

          (c) Exhibits.
              ---------

          2.1 Agreement and Plan of Reorganization, dated September 20, 1995, by and among Registrant, USG Acquisition Corporation and USGRIPS, Inc., as amended - incorporated by reference from
                  Exhibit 2.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(i) Restated Articles of Incorporation of Registrant - incorporated by reference from Exhibit 3.1(i) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(ii) Amended and Restated Bylaws of Registrant -incorporated by reference from Exhibit 3.1(ii) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.1 Promissory Note, dated December 10, 1993, made payable by Registrant to Kwang Soo Kim and In Ho Kim in the original principal sum of $50,000 - incorporated by reference from
                  Exhibit 4.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.2 Loan documents for $780,000 loan from Wells Fargo Bank, including Loan Commitment Note, dated January 14, 1997; Addendum to Promissory Note, dated February 12, 1997; Third Party Security Agreement: Securities Account, dated January 14, 1997; Addendum to Third Party Security Agreement:
                  Securities Account, dated February 12, 1997; and Securities Account Control Agreement, dated February 12, 1997; and Securities Account Control Agreement, dated February 14,
                  1997 - incorporated by reference from Exhibit 4.1 to Registrant's Form 10-Q for its fiscal quarter ended April 30, 1997

          4.3 Loan extension letter, dated September 15, 1997, to Registrant from Wells Fargo Bank extending that certain $780,000 Promissory Note included in Item 4.2 above

          4.4 Revolving Line of Credit Note, dated September 23, 1996, made payable by Registrant to Wells Fargo Bank N.A. in the original principal sum of

                  $400,000 - incorporated by reference from Exhibit 4.4 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.5 Loan extension letter, dated September 15, 1997, to Registrant from Wells Fargo Bank extending that certain $400,000 Revolving Line of Credit Note included in Item 4.4 above

          4.6 The attached form of Secured Promissory Note, made payable by Registrant to Sam G. Lindsay in the following amounts on the following dates:

                      $100,000      July 31, 1997 or thereafter on demand
                      $100,000      September 19, 1997, or thereafter on demand
                      $ 50,000      October 16, 1997, or thereafter on demand
                      $200,000      October 20, 1997, or thereafter on demand

          4.7 Promissory Note, dated July 31, 1997, made payable by Registrant to Sam G. Lindsay in the principal amount of $421,679

          4.8 Convertible Promissory Note, dated March 12, 1997, made payable by Registrant to the Caroline Companies LLC in the principal amount of $137,500 and accrued interest of $4,726

          4.9 The attached form of Convertible Note issued by Registrant in May 1997 to the following lenders in the following amounts:

                      $  21,000      Z-Fund, a Maryland limited partnership
                      $ 500,000      Third Century II, a Colorado general
                                     partnership

          4.10 Promissory Note, dated July 31, 1997, made payable by Registrant to James E. McCormick III in the principal amount of $195,281.02

          10.1    1994 Stock Option Plan - incorporated by reference from
                  Exhibit 10.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.2 Amendment No. 1 to Stock Option Plan - incorporated by reference from Exhibit 10.8 to Registrant's Form 10-Q for its fiscal quarter ended January 31, 1997

          10.3 Noncompetition Agreement, dated September 22, 1995, between Registrant and J. Barrie Ogilvie -incorporated by reference from Exhibit 10.3 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.4 Security Agreement, dated July 31, 1995, between Registrant and Sam G. Lindsay - incorporated by reference from Exhibit
                  10.4 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.5 Amendment No. 1 to Security Agreement, dated July 31, 1997, between Registrant and Sam G. Lindsay

          10.6 Request to Convert and Investment Letter, dated July 31, 1996, between Registrant and Sam G. Lindsay - incorporated by reference to Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended July 31, 1996

          10.7 Agreement, dated September 22, 1995, between Registrant and ARC Equipment, Inc. - incorporated by reference from Exhibit
                  10.7 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.8 Employment Agreement, dated September 26, 1997, between Registrant and Victor Afable

          21.1    Subsidiaries of Registrant - incorporated by reference from
                  Exhibit 21.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          27      Financial data schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Grip Technologies, Inc.
                                       --------------------------
                                             (Registrant)

Date:   November 13, 1997              /s/ Sam G. Lindsay
                                       --------------------------
                                       Sam G. Lindsay
                                       President and
                                       Chief Executive Officer


Date:   November 13, 1997              /s/ Robert W. Taylor
                                       --------------------------
                                       Robert W. Taylor
                                       Chief Operations and
                                       Financial Officer and
                                       Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.



Date:   November 13, 1997              /s/ Sam G. Lindsay
                                       --------------------------
                                       Sam G. Lindsay
                                       Director


Date:   November 13, 1997              /s/ James E. McCormick III
                                       --------------------------
                                       James E. McCormick III
                                       Director and Secretary


Date:   November 13, 1997              /s/ David W. Hardee
                                       --------------------------
                                       David W. Hardee
                                       Director


Date:   November 13, 1997
                                       --------------------------
                                       J. Barrie Ogilvie
                                       Director