Form 10-Q
period 1997-10-31
GRIP TECHNOLOGIES INC
filed 1997-12-15
CIK 46026

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1997
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

COMMISSION FILE NUMBER 0-8485



                            Grip Technologies, Inc.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


California                                                           95-1980894
--------------------------------------------------------------------------------
(STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


10 Corporate Park, Suite 130
Irvine, California 92714                                            92606-1540
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


                                (714) 252-8500
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                               _____       ______

     The number of shares outstanding of the Registrant's Common Stock as of December 12, 1997: 6,187,592

                                     INDEX


PART I     FINANCIAL INFORMATION                                       PAGE
Item 1.    Consolidated Financial Statements
               Consolidated Balance Sheets                                3
               Consolidated Statements of Operations                      5
               Consolidated Statements of Cash Flows                      6
               Notes to Consolidated Financial Statements                 8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10

PART II    OTHER INFORMATION

Item 2.    Changes in Securities                                         13

Item 6.    Exhibits and Reports on Form 8-K                              13

           SIGNATURES                                                    17

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                                              October 31, 1997                 July 31, 1997
                                                                              ----------------                 -------------
                                                                                 (Unaudited)
CURRENT ASSETS:
   Cash                                                                       $           400                  $     107,531
   Accounts receivable, net of allowance for
     doubtful accounts of $18,322 at October 31, 1997
     and $70,070 at July 31, 1997                                                     401,011                        357,395
   Inventories                                                                        512,582                        493,466
   Other current assets                                                                38,612                         38,231
                                                                              ---------------                  -------------
        Total current assets                                                          952,605                        996,623

PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $867,489 at October 31, 1997
   and $800,501 at July 31, 1997                                                      716,073                        721,021
INTANGIBLES, net of accumulated amortization
   of $418,450 at October 31, 1997 and $1,123,066
   at July 31, 1997                                                                   975,200                      1,024,844
                                                                              ---------------                  -------------
        Total assets                                                          $     2,643,878                  $   2,742,488
                                                                              ===============                  =============


The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                                                 October 31, 1997           July 31, 1997
                                                                                ------------------        ------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
     Current portion of long-term obligations                                    $     1,319,529          $     1,326,019
     Notes payable to stockholders                                                     1,066,960                  716,960
     Short-term borrowings                                                                     -                   10,000
     Accounts payable                                                                    433,074                  515,262
     Accrued liabilities                                                                 230,931                  209,826
                                                                                 ----------------         ----------------
          Total current liabilities                                                    3,050,494                2,778,067

LONG-TERM OBLIGATIONS NET OF CURRENT PORTION:                                            953,130                  963,545
                                                                                 ----------------         ----------------
          Total liabilities                                                            4,003,624                3,741,612

STOCKHOLDERS' EQUITY (DEFICIT):
     Series A convertible  preferred stock
       Authorized -- 3,000,000 shares
       Issued and outstanding -- 875,000 shares at October 31, 1997
         and 887,500 shares at July 31, 1997                                             875,000                  887,500
     Common stock
       Authorized -- 25,000,000 shares
       Issued and outstanding -- 6,187,592 shares at October 31, 1997
        and 6,061,092 shares at July 31, 1997                                          5,986,415                5,913,415
     Accumulated deficit                                                              (8,221,161)              (7,800,039)
                                                                                 ----------------         ----------------
          Total stockholders' equity (deficit)                                        (1,359,746)                (999,124)
                                                                                 ----------------         ----------------
          Total liabilities and stockholders' equity (deficit)                   $     2,643,878          $     2,742,488
                                                                                 ================         ================

The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                                               Quarters Ended October 31,
                                                                               --------------------------
                                                                                1997                 1996
                                                                            ------------         ------------
                                                                                       (Unaudited)
NET SALES                                                                   $    714,339         $  1,066,926

COST OF SALES                                                                    600,332              789,754
                                                                            ------------         ------------
      Gross profit                                                               114,007              277,172

OPERATING EXPENSES:
   Selling                                                                       146,041              173,258
   General and administrative                                                    177,597              172,896
   Research and development                                                       11,966                6,813
   Depreciation                                                                   66,988               98,198
   Amortization of intangibles                                                    49,644               49,644
                                                                            ------------         ------------
     Total operating expenses                                                    452,236              500,809
                                                                            ------------         ------------
       Loss from operations                                                     (338,229)            (223,637)

INTEREST EXPENSE                                                                  82,493               37,783
                                                                            ------------         ------------
       Loss before income taxes                                                 (420,722)            (261,420)

PROVISION FOR INCOME TAXES                                                           400                1,600
                                                                            ------------         ------------
       Net loss                                                             $   (421,122)        $   (263,020)
                                                                            ============         ============
       Net loss per common share                                            $      (0.07)        $      (0.05)
                                                                            ============         ============
       Weighted average common shares outstanding                              6,079,690            5,581,925
                                                                            ============         ============


The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                  Quarters Ended October 31,
                                                                                  --------------------------
                                                                                    1997               1996
                                                                              -----------------   ---------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (421,122)        $  (263,020)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                                                   66,988              98,198
    Amortization of intangibles                                                    49,644              49,644
    (Increase) decrease in accounts receivable                                    (43,616)            114,373
    Increase in inventories                                                       (19,116)           (240,073)
    Increase in other current assets                                                 (381)            (18,479)
    Increase (decrease) in accounts payable                                       (31,688)             51,097
    Increase (decrease) in accrued liabilities                                     21,105             (21,476)
                                                                              -----------         -----------
      Net cash used in operating activities                                      (378,186)           (229,736)
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (62,040)            (97,303)
                                                                              -----------         -----------
      Net cash used in investing activities                                       (62,040)            (97,303)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to stockholder                          350,000                   -
  Principal repayments of long-term obligations                                   (16,905)            (35,139)
  Proceeds from issuance of long-term obligations                                       -             400,000
  Repayments of short-term borrowings                                                   -             (20,000)
  Net increase in amounts due stockholder                                               -              14,200
                                                                              -----------         -----------
      Net cash provided by financing activities                                   333,095             359,061
                                                                              -----------         -----------
NET INCREASE (DECREASE) IN CASH                                                  (107,131)             32,022

CASH, beginning of period                                                         107,531              16,975
                                                                              -----------         -----------
CASH, end of period                                                           $       400         $    48,997
                                                                              ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                           Quarters Ended October 31,
                                           --------------------------
                                            1997                 1996
                                  ----------------------     ------------------
                                                     (Unaudited)
     Cash paid for interest       $                          $
                                                 35,148                 27,831
                                  ======================     ==================

     Cash paid for income taxes   $                          $
                                                      -                      -
                                  ======================     ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES:

During the first quarter of 1998, 114,000 shares of Common Stock were issued in exchange for the cancellation of a $50,000 liability for endorsement fees and a $10,500 liability for short-term borrowings and accrued interest.

During the first quarter of 1998, 12,500 shares of Series A Convertible Preferred Stock were converted into 12,500 shares of Common Stock.


The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                               OCTOBER 31, 1997
                               ----------------
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include the accounts of Grip Technologies, Inc. and its subsidiary (the Company). All significant intercompany transactions have been eliminated. In the opinion of the Company's Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at October 31, 1997 and the consolidated results of operations and cash flows for the quarters ended October 31, 1997 and 1996 have been included. The Company's fiscal year ends on July
     31. References made throughout these notes to consolidated financial statements to a year without a direct reference to a quarter are references to the entire fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the United States Securities and Exchange Commission (SEC). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements for the year ended July 31, 1997 included as part of the Company's Annual Report on Form 10-K (File No. 0-8485) filed with the SEC on November 13, 1997.

     The consolidated results of operations for the quarter ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.   Net Loss Per Share Information
     ------------------------------

     The net loss per share information included in the consolidated statements of operations is presented in accordance with APB Opinion No. 15. Accordingly, the weighted average number of shares does not include the outstanding common stock equivalents such as Preferred Stock, stock options and warrants as they are anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share", which requires a basic earnings-per-share (EPS) disclosure, rather than the primary EPS currently disclosed under APB Opinion No. 15. The significant difference between the two calculations is the inclusion, if dilutive, of common stock equivalents in the calculation of primary EPS. This statement will be effective beginning with the second quarter of 1998. The Company believes the adoption of the statement will not have a material effect on its earnings per share information.


3.   Going Concern
     -------------

     The Company has incurred significant net losses since its inception (August 1, 1993). As of October 31, 1997, the accumulated deficit was $8,221,161 and the stockholders' deficit was $1,359,746. The net loss for the first quarter of 1998 was $421,122. For the three years ended July 31, 1997, 1996 and 1995 the net loss was $1,391,541, $1,574,981 and $3,444,745, respectively. The working capital deficit increased $316,445 to $2,097,889 and $340,896 to $1,781,444 for the first quarter of 1998 and fiscal year 1997, respectively. The net cash used in operating and investing activities was $440,226 for the first quarter of 1998. The net cash used in operating and investing activities was $777,699, $1,996,373 and $2,307,080 in 1997,
     1996 and 1995, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through trade credit, stock issuances and additional borrowings, including loans from the Company's President, who is also a major stockholder (the President).

     The ability of the Company to meet its existing and ongoing obligations is dependent upon raising additional capital from sources of funding, such as private placements, public offerings, a merger or banks and other lenders. The Company is currently pursuing all possible avenues it can identify to obtain additional funding. The Company has retained the services of an investment banking firm to advise and assist the Company regarding financing alternatives, as well as potential mergers and acquisitions. However, there can be no assurances that any of these transactions may be consummated in a timely manner or on terms reasonably acceptable to the Company. The Company plans to continue to develop and implement cost effective strategies it believes will increase sales and gross margins, reduce other operating expenses and eventually lead to profitability. However, the Company continues to incur losses. The ability of the Company to continue as a going concern is dependent on obtaining adequate financing and ultimately achieving profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


4.   Financing Activities and Subsequent Events
     ------------------------------------------

     Since July 31, 1997, the President has loaned the Company $550,000, $100,000 of which was subsequent to October 31, 1997, for operating funds in exchange for promissory notes. Under the terms of the promissory notes, the President is currently entitled to demand repayment of $500,000. On December 28, 1997, the President is entitled to demand repayment of the remaining $50,000. The promissory notes bear interest at 10% which is being accrued.

     In October 1997, the Company granted to certain officers and employees, stock options to purchase a total of 320,000 shares of Common Stock. The exercise price of the options is $0.4375 per share. In November 1997, the Company granted to certain directors, stock options to purchase a total of 220,000 shares of Common Stock. The exercise price of the options is $0.5625 per share. The options vest over three years and expire in November 2002. Both exercise prices reflect the fair market value of the shares on the respective dates of the grants.

     In November 1997, the Company issued to the President a warrant to purchase 250,000 shares of Common Stock. The exercise price of the warrant is $0.5625 per share. The warrant has a term of five years.

     In November 1997, the Company issued to an investment banking firm a warrant to purchase up to 600,000 shares of Common Stock. The exercise price of the warrant is $1.50 per share. The warrant, a portion of which is performance based, has a term of five years and vests over two years. The warrant also includes certain anti-dilution provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Report.

Forward-Looking Statements
--------------------------

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, those factors set forth under the caption "Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements" included in this Report.


Financial Condition and Results of Operations
---------------------------------------------

The Company incurred a net loss of $421,122 or $0.07 per common share, during the first quarter of 1998 compared to a net loss of $263,020 or $0.05 per common share for the first quarter of 1997. While certain operating expenses have been significantly reduced, lower net sales, delays in finishing tooling, product processing inefficiencies, rework costs and higher labor costs contributed significantly to the net loss. Also, interest expense increased $44,710, or 118%, in the first quarter of 1998 compared to the first quarter of 1997 as a result of additional borrowings by the Company to fund operations.

Net sales for the first quarter of 1998 were $714,339, a 33% decrease compared with net sales of $1,066,926 for the first quarter of 1997. Sales during the first quarter of 1998 to Cobra Golf (Cobra) were $219,000, or 31% of net sales. This is $367,000 less than sales to Cobra during the first quarter of 1997 which were $587,000, or 55% of net sales. Lower sales to Cobra resulted from Cobra's requirement to change the design of the golf grip on their major product lines, resulting in delays in finishing the required new tooling. The Company has finished the appropriate tooling and shipments to Cobra are returning to their historical levels.

Cost of sales for the first quarter of 1998 was $600,332, or 84% of net sales compared to $789,754, or 74% of net sales for the first quarter of 1997. Lower net sales negatively affected the per unit fixed production costs. Also, the Company experienced labor inefficiencies due to many factors including the delays in obtaining the new Cobra golf grip, rework activities and increased hourly rates for employees and temporary labor. The Company also incurred higher than normal costs on purchases of the new Cobra golf grips from its supplier as a result of the tooling delays. The costs of future purchases should return to historical levels as the appropriate tooling has been finished and is in production at more efficient levels.

Operating expenses for the first quarter of 1998 decreased $48,573 to $452,236 compared to $500,809 for the first quarter of 1997. Selling expenses and depreciation were reduced $27,217, or 16%, and $31,210, or 32%, respectively in the first quarter of 1998 compared to the first quarter of 1997. Depreciation decreased as more tooling has become fully depreciated than has been purchased. The decrease in selling expenses was primarily attributable to the reduction of advertising activities and sales staff. Since the middle of 1997, Management has prioritized its expenditures from advertising to more critical areas due to cash flow constraints. Also, the number of salespeople was reduced as the Company redirected its sales and marketing efforts to the replacement market. The Company has focused more on its marketing partnerships with catalog resellers such as Golfsmith, the world's largest reseller of golf club components. During the third quarter of 1997, the Company also initiated a new distributor program to increase replacement market sales to retailers and other non-OEM customers. Management believes that these programs will enable the Company to ultimately increase sales to the replacement market while incurring less expense and risk related to servicing the replacement market directly. Significant benefits from these programs are not expected until 1998.

During the first quarter of 1998, the cost and accumulated amortization of certain intangibles which were previously completely amortized due to having no future value have been removed from the consolidated balance sheet at October 31, 1997.


Liquidity and Capital Resources
-------------------------------

The Company had a significant working capital deficit of $2,097,889 at October 31, 1997. The working capital deficit at July 31, 1997 was $1,781,444. In addition, the stockholders' deficit at October 31, 1997 was $1,359,746 compared to $999,124 at July 31, 1997. The $316,445 increase in working capital deficit is directly attributable to $440,226 of cash used in operating activities and investments in property and equipment (tooling). Since the beginning of 1995, the Company has borrowed, from various sources, approximately $3,100,000 in short-term borrowings, notes payable and long-term obligations of which approximately $716,000, including $535,000 of notes payable to the President, has been converted into Common Stock. Also included in the $3,100,000 is $550,000 loaned to the Company by the President since July 31, 1997, $100,000 of which was subsequent to October 31, 1997, for operating funds. During this same period, the Company received approximately $3,700,000 in proceeds from the issuance of Common Stock through private placements.

Included in current liabilities at October 31, 1997 is approximately $1,300,000 of long-term obligations due in 1998 which are personally guaranteed and/or collateralized by the personal assets of the President. Also, at October 31, 1997, $1,066,960 and $57,073 of the Company's current liabilities were notes payable and accrued liabilities, respectively to the President and another officer, who is also a stockholder. Of the $1,319,529 current portion of long-term obligations, $1,180,000 is owed to a bank and matures on December 15, 1997. Historically, the Company has been able to extend this obligation; however, to date, the Company has not obtained any written commitment from the bank to extend these loans and no assurance can be given that the obligations will be extended past December 15, 1997, or that the Company will be able to obtain new loan commitments from another lender to repay the $1,180,000. The notes payable to the stockholders permit the stockholders to demand repayment at any time. Historically, the stockholders have obliged the Company in deferring any amounts owed to them. However, the Company cannot ensure the stockholders will continue to accept deferral of any amounts owed to them. Additionally, the notes payable to stockholders bear interest at 10%. Previously, the amounts owed to the stockholders, which were included in amounts due stockholder and accrued liabilities, did not bear interest. The Company is not expected to generate sufficient cash from operations necessary to repay these obligations unless they are extended or otherwise deferred until such time as cash from operations, if ever, is sufficient to repay these obligations. It will be necessary to either extend the maturities, sell additional shares of the Company's equity securities or obtain alternative financing to repay them.

As a result of cash flow constraints, compounded by the increased operating cash flow deficit, the Company had to prioritize its payments to vendors, debt holders and others. Management has identified payroll, rent, utilities and certain office expenses, suppliers, tooling and certain debt holders as the most critical obligations. While Management tries to maximize credit opportunities through trade payables, its major vendors (i.e. the grip manufacturers) have stringent payment requirements. Since June of 1997, the Company has agreed to formalized payment arrangements with certain vendors for amounts owed to them in the normal course of business, totaling approximately $100,000.

Historically, the Company's first two quarters have resulted in lower net sales compared to the last two quarters of each fiscal year, corresponding with the golf industry's selling season. This seasonality places additional strains on liquidity, as the Company is required to invest in tooling and build inventories during its first two quarters in order to meet spring delivery schedules. The Company must also support the corresponding increase in receivables during the initial portion of the prime selling season. However, the Company has reduced the average cost of tooling since 1996 by approximately 50% as the Company began using a new tool maker who is able to make the tooling at a much lower cost. The amount invested in tooling in the first quarter of 1998 decreased $35,263 to $62,040 compared to the first quarter of 1997.

Management anticipates the Company will require additional funding of approximately $200,000 through January 31, 1998 in addition to the $550,000 loaned to the Company since July 31, 1997 by the President and an additional $500,000 through the remainder of 1998, to fund operating losses and projected tooling requirements. In addition, if existing debt obligations can not be extended or otherwise deferred, additional fundings of approximately $1,200,000 and $126,019 will be necessary by January 31, 1998, and the remainder of 1998, respectively. Furthermore, Management estimates that the Company would require an additional $500,000 through 1998 and beyond to make the appropriate investments in machinery, marketing and advertising, research and development it deems necessary to effectively compete with the Company's key competitors.

In November 1997, the Company retained the services of an investment banking firm to advise and assist the Company regarding financing alternatives and potential mergers and acquisitions. As a result, the Company is currently pursuing a private placement through the investment banking firm. The Company will continue to identify and pursue other opportunities to meet these requirements. The Company is also seeking to obtain concessions and/or deferred payment plans from vendors on amounts owed. Additional bank financing is not expected to be an option unless credit enhancements, such as guarantees, are available, or until such time the Company has at least one fiscal quarter of profitability. None of these sources or alternatives may be available to the Company and, if they become available, may not occur within the time frame required by the Company or may require terms which Management finds unacceptable. The continued losses, the existing debt obligations due in 1998 and the need for additional capital raises substantial doubt about the Company's ability to continue operating as a going concern.

                                    PART II

ITEM 2.   CHANGES IN SECURITIES


On August 27, 1997, the Company issued 12,500 shares of Common Stock upon the conversion by one stockholder of 12,500 shares of the Company's Series A Convertible Preferred Stock. These shares were issued in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representation of the investor as to her "accredited investor" status.

On September 12, 1997, the Company issued 14,000 shares of Common Stock at $.75 per share to a private investor in connection with the exercise of a Stock Purchase Warrant and the cancellation of $10,500 of indebtedness owed by the Company to the private investor. These shares were issued in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the representation by the private investor as to his "accredited investor" status.

In October 1997, the Company granted stock options under its 1994 Stock Option Plan to two officers and two key employees covering an aggregate of 320,000 shares, at an exercise price of $.4375 per share, the fair market value of the shares on the date of the grant. These options have a five-year term and vest in equal amounts over a three-year period.

On October 29, 1997, the Company issued 100,000 shares of Common Stock at $.50 per share, or an aggregate of $50,000, in cancellation of certain minimum endorsement fees payable to a PGA Tour player due April 15, 1997 and October 15, 1997. These shares were issued in reliance upon the exemptions under Section 4(2) and 4(6) of the Securities Act and the PGA Tour player's representation of his "accredited investor" status.

In November 1997, the Company granted to certain directors, stock options to purchase a total of 220,000 shares of Common Stock. The exercise price of the options is $0.5625 per share, the fair market value of the shares on the date of the grant. The options vest over three years and expire in November 2002.

In November 1997, the Company issued to the President a warrant to purchase 250,000 shares of Common Stock. The exercise price of the warrant is $0.5625 per share. The warrant has a term of five years.

In November 1997, the Company issued to an investment banking firm a warrant to purchase up to 600,00 shares of Common Stock. The exercise price of the warrant is $1.50 per share. The warrant, a portion of which is performance based, has a term of five years and vests over two years. The warrant also includes certain anti-dilution provisions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          ---------

          2.1 Agreement and Plan of Reorganization, dated September 20, 1995, by and among Registrant, USG Acquisition Corporation and USGRIPS, Inc., as amended - incorporated by reference from Exhibit 2.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(i) Restated Articles of Incorporation of Registrant - incorporated by reference from Exhibit 3.1(i) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(ii) Amended and Restated Bylaws of Registrant - incorporated by reference from Exhibit 3.1(ii) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.1 Promissory Note, dated December 10, 1993, made payable by Registrant to Kwang Soo Kim and In Ho Kim in the original principal sum of $50,000 - incorporated by reference from
                    Exhibit 4.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996


          4.2 Loan documents for $780,000 loan from Wells Fargo Bank, including Loan Commitment Note, dated January 14, 1997; Addendum to Promissory, dated February 12, 1997; Third Party Security Agreement: Securities Account, dated January 14, 1997; Addendum to Third Party Security Agreement: Securities Account, dated February 12, 1997; and Securities Account Control Agreement, dated February 12, 1997; and Securities Account Control Agreement, dated February 14, 1997 - incorporated by reference from Exhibit 4.1 to Registrant's Form 10-Q for its fiscal quarter ended April 30, 1997

          4.3 Loan extension letter, dated September 15, 1997, to Registrant from Wells Fargo Bank extending that certain $780,000 Promissory Note included in Item 4.2 above - incorporated by reference from Exhibit 4.3 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          4.4 Revolving Line of Credit Note, dated September 23, 1996, made payable by Registrant to Wells Fargo Bank N.A. in the original principal sum of $400,000 - incorporated by reference from Exhibit 4.4 to Registrant's Form 10-K for its fiscal year ended July 31, 1996


          4.5 Loan extension letter, dated September 15, 1997, to Registrant from Wells Fargo Bank extending that certain $400,000 Revolving Line of Credit Note included in Item 4.4 above - incorporated by reference from Exhibit 4.5 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          4.6 The attached form of Secured Promissory Note, made payable by Registrant to Sam G. Lindsay in the following amounts on the following dates - incorporated by reference from Exhibit
                    4.6 to Registrant's Form 10-K for its fiscal year ended July 31, 1997 :

                         $ 100,000     July 31, 1997 or thereafter on demand
                         $ 100,000     September 19, 1997, or thereafter on
                                        demand
                         $  50,000     October 16, 1997, or thereafter on demand
                         $ 200,000     October 20, 1997, or thereafter on demand
                         $  50,000     November 7, 1997, or thereafter on demand
                         $  50,000     November 28, 1997, or thereafter on
                                        demand

           4.7 Promissory Note, dated July 31, 1997, made payable by Registrant to Sam G. Lindsay in the principal amount of $421,679 -incorporated by reference from Exhibit 4.7 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

           4.8 Convertible Promissory Note, dated March 12, 1997, made payable by Registrant to the Caroline Companies LLC in the principal amount of $137,500 and accrued interest of $4,726 - incorporated by reference from Exhibit 4.8 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          4.9 The attached form of Convertible Note issued by Registrant in May 1997 to the following lenders in the following amounts - incorporated by reference from Exhibit 4.9 to Registrant's Form 10-K for its fiscal year ended July 31, 1997:

                         $  21,000     Z-Fund, a Maryland limited partnership
                         $ 500,000     Third Century II, a Colorado general
                                        partnership

          4.10 Promissory Note, dated July 31, 1997, made payable by Registrant to James E. McCormick III in the principal amount of $195,281.02 - incorporated by reference from Exhibit 4.10 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          10.1      1994 Stock Option Plan - incorporated by reference from
                    Exhibit 10.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.2 Amendment No. 1 to Stock Option Plan - incorporated by reference from Exhibit 10.8 to Registrant's Form 10-Q for its fiscal quarter ended January 31, 1997

          10.3 Noncompetition Agreement, dated September 22, 1995, between Registrant and J. Barrie Ogilvie - incorporated by reference from Exhibit 10.3 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.4 Security Agreement, dated July 31, 1995, between Registrant and Sam G. Lindsay - incorporated by reference from Exhibit
                    10.4 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.5 Amendment No. 1 to Security Agreement, dated July 31, 1997, between Registrant and Sam G. Lindsay - incorporated by reference from Exhibit 10.5 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          10.6 Request to Convert and Investment Letter, dated July 31, 1996, between Registrant and Sam G. Lindsay - incorporated by reference from Exhibit 10.6 to Registrant's Form 10-K for the fiscal year ended July 31, 1996

          10.7 Agreement, dated September 22, 1995, between Registrant and ARC Equipment, Inc. - incorporated by reference from Exhibit
                    10.7 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          10.8 Employment Agreement, dated September 26, 1997, between Registrant and Victor Afable - incorporated by reference from Exhibit 10.8 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          10.9 Financial Advisor Agreement, dated November 14, 1997, and Indemnification Agreement, dated November 14, 1997, between Registrant and Christman, Peters & Madden

          10.10 Warrant For the Purchase of Shares of Common Stock, dated November 14, 1997, issued by Registrant to Christman, Peters & Madden

          21.1      Subsidiaries of Registrant - incorporated by reference from
                    Exhibit 21.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          27        Financial data schedule

     (b)  Reports on Form 8-K
          -------------------

                    No reports on Form 8-K were filed with the Securities and Exchange Commission during the Registrant's fiscal quarter ended October 31, 1997

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Grip Technologies, Inc.
                                               --------------------------
                                                      (Registrant)


Date: December 12, 1997                            /s/ Sam G. Lindsay
                                               --------------------------
                                                       Sam G. Lindsay
                                                       President and
                                                  Chief Executive Officer


Date: December 12, 1997                            /s/ Robert W. Taylor
                                               ---------------------------
                                                       Robert W. Taylor
                                               Chief Operations and Financial
                                                          Officer