Form 10-Q
period 1998-01-31
GRIP TECHNOLOGIES INC
filed 1998-03-23
CIK 46026

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 1998

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number 0-8485


                            Grip Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


California                                                            95-1980894
--------------------------------------------------------------------------------
(State of incorporation)                 (I.R.S. employer identification number)


10 Corporate Park, Suite 130
Irvine, California                                                    92606-5140
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

     The number of shares outstanding of the Registrant's Common Stock as of
March 16, 1998:   6,187,592

                                     INDEX

PART I       FINANCIAL INFORMATION                                          PAGE

Item 1.      Consolidated Financial Statements
             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations                             5
             Consolidated Statements of Cash Flows                             6
             Notes to Consolidated Financial Statements                        8

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        10

PART II      OTHER INFORMATION

Item 2.      Changes in Securities                                            13

Item 6.      Exhibits and Reports on Form 8-K                                 13

             SIGNATURES                                                       17

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                   January 31,     July 31,
                                                      1998           1997
                                                   -----------    ----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash                                             $    7,615     $  107,531
  Accounts receivable, net of allowance for
     doubtful accounts of $41,069 at January
      31, 1998 and $70,070 at July 31, 1997           383,963        357,395
  Inventories                                         634,556        493,466
  Other current assets                                 55,124         38,231
                                                   ----------     ----------
           Total current assets                     1,081,258        996,623

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $976,714 at January 31,
  1998 and $800,501 at July 31, 1997                  698,171        721,021

INTANGIBLES, net of accumulated amortization
   of $468,094 at January 31, 1998 and
   $1,123,066 at July 31, 1997                        925,555      1,024,844
                                                   ----------     ----------
           Total assets                            $2,704,984     $2,742,488
                                                   ==========     ==========

                  The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                    January 31,      July 31,
                                                       1998           1997
                                                    -----------   -------------
                                                    (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term obligations          $ 1,321,997     $ 1,326,019
  Notes payable to stockholders                       1,326,960         716,960
  Short-term borrowings                                     --           10,000
  Accounts payable                                      572,481         515,262
  Accrued liabilities                                   259,643         209,826
                                                    -----------     -----------
           Total current liabilities                  3,481,081       2,778,067

LONG-TERM OBLIGATIONS, net of current portion           935,756         963,545
                                                    -----------     -----------
           Total liabilities                          4,416,837       3,741,612
                                                    -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A convertible preferred stock
    Authorized -- 3,000,000 shares
    Issued and outstanding -- 875,000 shares at
      January 31, 1998 and 887,500 shares at
      July 31, 1997                                     875,000         887,500
  Common stock
    Authorized -- 25,000,000 shares
    Issued and outstanding -- 6,187,592 shares at
      January 31, 1998 and 6,061,092 shares at
      July 31, 1997                                   5,986,415       5,913,415
  Accumulated deficit                                (8,573,268)     (7,800,039)
                                                    -----------     -----------
           Total stockholders' equity (deficit)      (1,711,853)       (999,124)
                                                    -----------     -----------
           Total liabilities and stockholders'
             equity (deficit)                       $ 2,704,984     $ 2,742,488
                                                    ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                           Six Months Ended           Quarters Ended
                                              January 31,               January 31,
                                        -----------------------   -----------------------
                                           1998         1997         1998         1997
                                        ----------   ----------   ----------   ----------
                                              (Unaudited)               (Unaudited)
NET SALES                               $1,776,340   $2,174,734   $1,062,000   $1,107,808
COST OF SALES                            1,385,040    1,670,544      784,709      880,790
                                        ----------   ----------   ----------   ----------
           Gross profit                    391,300      504,190      277,291      227,018
                                        ----------   ----------   ----------   ----------
OPERATING EXPENSES:
  Selling                                  291,782      338,143      145,742      164,885
  General and administrative               405,407      339,133      228,206      166,237
  Research and development                  29,184       21,191       17,219       14,378
  Depreciation                             176,213      202,224      109,225      104,026
  Intangible amortization                   99,288       99,288       49,644       49,644
                                        ----------   ----------   ----------   ----------
     Total operating expenses            1,001,874      999,979      550,036      499,170
                                        ----------   ----------   ----------   ----------
           Loss from operations           (610,574)    (495,789)    (272,745)    (272,152)
                                        ----------   ----------   ----------   ----------
INTEREST AND OTHER
  Interest expense, net                    164,596       89,914       80,198       52,131
  Other income                              (2,741)     (13,781)        (836)     (13,781)
                                        ----------   ----------   ----------   ----------
                                           161,855       76,133       79,362       38,350
                                        ----------   ----------   ----------   ----------
           Loss before income taxes       (772,429)    (571,922)    (352,107)    (310,502)
PROVISION FOR INCOME TAXES                     800        1,600          400          -
                                        ----------   ----------   ----------   ----------
           Net loss                     $ (773,229)  $ (573,522)  $ (352,507)  $ (310,502)
                                        ==========   ==========   ==========   ==========
           Basic and diluted loss
             per share                  $    (0.12)  $    (0.10)  $    (0.06)  $    (0.05)
                                        ==========   ==========   ==========   ==========
           Weighted average common
             shares outstanding          6,187,592    5,649,316    6,187,592    5,716,708
                                        ==========   ==========   ==========   ==========

                  The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                  Six Months Ended January 31,
                                                  ---------------------------
                                                     1998            1997
                                                  -----------     -----------
                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(773,229)      $(573,522)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                    176,213         202,224
      Amortization of intangibles                      99,288          99,288
      (Increase) decrease in accounts receivable      (26,568)        207,826
      Increase in inventories                        (141,090)        (96,271)
      (Increase) decrease in other current assets     (16,893)          7,226
      Increase (decrease) in accounts payable          57,219         (54,358)
      Increase in accrued liabilities                  49,817          11,036
                                                    ---------       ---------
        Net cash used in operating activities        (575,243)       (196,551)
                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (153,363)       (167,463)
                                                    ---------       ---------
        Net cash used in investing activities        (153,363)       (167,463)
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
   to stockholder                                     610,000             -
  Principal repayments of long-term obligations       (31,810)        (51,743)
  Proceeds from issuance of long-term obligations         -           400,000
  Net increase in amounts due stockholder                 -            30,400
  Issuance of Common stock                             60,500             -
  Repayments of short-term borrowings                 (10,000)        (30,000)
                                                    ---------       ---------

        Net cash provided by financing activities     628,690         348,657
                                                    ---------       ---------
NET DECREASE IN CASH                                  (99,916)        (15,357)
CASH, beginning of period                             107,531          16,975
                                                    ---------       ---------
CASH, end of period                                 $   7,615       $   1,618
                                                    =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                           Six Months Ended January 31,
                                           ----------------------------
                                               1998           1997
                                           -------------  -------------
                                                    (Unaudited)

  Cash paid for interest                         $84,600        $62,514
                                                 =======        =======

  Cash paid for income taxes                     $     0        $     0
                                                 =======        =======

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


                  The accompanying notes are an integral part of these consolidated financial statements

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                               JANUARY 31, 1998
                               ----------------
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include the accounts of Grip Technologies, Inc. and its subsidiary (the Company). All significant intercompany transactions have been eliminated. In the opinion of the Company's Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at January 31, 1998 and the consolidated results of operations and cash flows for the quarters and six months ended January 31, 1998 and 1997 have been included. The Company's fiscal year ends on July 31. References made throughout these notes to consolidated financial statements to a year without a direct reference to a quarter are references to the entire fiscal year.

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

     The consolidated results of operations for the quarter and the six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2.   Net Loss Per Share Information
     ------------------------------

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The new standard requires presentation of two new amounts, basic and diluted earnings per share. The company was required to retroactively adopt this standard and restate EPS for all prior periods presented in this quarter ended January 31, 1998.

     Basic loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods presented. Potential common shares for the periods presented were not included in the net loss per share calculations as they were antidilutive. Accordingly, there was no difference in basic and diluted earnings per share. Similarly, there was no change to prior periods upon the adoption of SFAS No. 128.


3.   Going Concern
     -------------

     The Company has incurred significant net losses since its inception (August 1, 1993). As of January 31, 1998, the accumulated deficit was $8,573,268 and the stockholders' deficit was $1,711,853. The net loss for the six months of 1998 was $773,229. For the three years ended July 31, 1997, 1996 and 1995 the net loss was $1,391,541, $1,574,981 and $3,444,745, respectively. From July 31, 1997 through January 31, 1998, the working capital deficit increased $618,379 to $2,399,823. The net cash used in operating and investing activities was $728,606 for the first two quarters of 1998. The net cash used in operating and investing activities was $777,699, $1,996,373 and $2,307,080 in 1997, 1996 and 1995, respectively.
     These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through trade credit, stock issuances and additional borrowings, including loans from the Company's President, who is also a major stockholder (the President).

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


4.   Financing Activities and Subsequent Events
     ------------------------------------------

     Since August 1, 1997, the President has loaned the Company $610,000 for operating funds in exchange for promissory notes secured by certain assets of the Company. Under the terms of the promissory notes, the President is currently entitled to demand repayment of the entire amount. The promissory notes bear interest at 10% which is being accrued.

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


Financial Condition and Results of Operations
---------------------------------------------

The Company incurred a net loss of $352,507 or $0.06 per common share, during the second quarter of 1998 compared to a net loss of $310,502 or $0.05 per common share for the second quarter of 1997. While certain operating expenses have been significantly reduced, lower net sales, delays in finishing tooling, product processing inefficiencies, rework costs and higher labor costs contributed significantly to the net loss. Also, interest expense increased $28,067, or 54%, in the second quarter of 1998 compared to the second quarter of 1997, as a result of additional borrowings by the Company to fund operations.

Net sales for the second quarter of 1998 were $1,062,000, a 4% decrease compared with net sales of $1,107,808 for the second quarter of 1997. Sales during the second quarter of 1998 to Cobra Golf (Cobra) were $692,098, or 65% of net sales. This is $94,446 less than sales to Cobra during the second quarter of 1997, which were $786,554, or 71% of net sales.

Cost of sales for the second quarter of 1998 was $784,709, or 74% of net sales compared to $880,790, or 79% of net sales for the second quarter of 1997. Lower net sales negatively affected the per unit fixed production costs. Also, the Company experienced labor inefficiencies due to many factors, including delays in obtaining the required tooling for Cobra's new grip, rework activities and increased hourly rates for employees and temporary labor. The Company also incurred higher than normal costs on purchases of the new Cobra golf grips from its supplier as a result of the tooling delays. Grip costs have returned to historical levels as the appropriate tooling has been completed and production is now at more efficient levels.

Operating expenses for the second quarter of 1998 were $550,036 compared to $499,170 for the second quarter of 1997. Selling expenses for the second quarter of 1998 were $145,742, down from

$164,885, or 12% from th e second quarter of 1997. Depreciation expense increased to $109,225 or 5% over the second quarter of 1997 as more tooling was purchased for new sales orders. The company redirected its sales and marketing efforts to the replacement market. The Company has focused more on its marketing partnerships with catalog resellers such as Golfsmith, the world's largest reseller of golf club components. During the third quarter of 1997, the Company also initiated a new distributor program to increase replacement market sales to retailers and other non-OEM customers. Management believes that these programs will enable the Company to ultimately increase sales to the replacement market while incurring less expense and risk related to servicing the replacement market directly. Significant benefits from these programs are not expected until 1998.


Liquidity and Capital Resources
-------------------------------

The Company had a significant working capital deficit of $2,399,882 at January 31, 1998. The working capital deficit at July 31, 1997 was $1,781,444. In addition, the stockholders' deficit at January 31, 1998 was $1,711,853 compared to $999,124 at July 31, 1997. The $618,438 increase in working capital deficit is directly attributable to the cash used in operating activities and investments in property and equipment (tooling). Since the beginning of 1995, the Company has borrowed, from various sources, approximately $3,360,000 in short-term borrowings, notes payable and long-term obligations, of which approximately $716,000, including $535,000 of notes payable to the President, has been converted into Common Stock. Also included in the $3,360,000 is $610,000 loaned to the Company by the President since August 1, 1997 for operating funds. During this same period, the Company received approximately $3,700,000 in proceeds from the issuance of Common Stock through private placements.

Included in current liabilities at January 31, 1998 is approximately $1,322,000 of long-term obligations due in 1998, which are personally guaranteed and/or collateralized by the personal assets of the President. Also, at January 31, 1998, $1,206,996 and $243,048 of the Company's current liabilities were notes payable and accrued liabilities, respectively, to the President and another officer, who is also a stockholder. Of the $1,321,997 current portion of long-term obligations, $1,180,000 is owed to a bank and matures on June 15, 1998. Historically, the Company has been able to extend this obligation; however, to date, the Company has not obtained any written commitment from the bank to extend these loans past June 15, 1998, and no assurance can be given that the obligations will be extended past June 15, 1998, or that the Company will be able to obtain new loan commitments from another lender to repay the $1,180,000. The notes payable to the stockholders permit the stockholders to demand repayment at any time. Historically, the stockholders have obliged the Company in deferring any amounts owed to them. However, the Company cannot ensure the stockholders will continue to accept deferral of any amounts owed to them. Additionally, the notes payable to stockholders bear interest at 10%. Previously, the amounts owed to the stockholders, which were included in amounts due stockholder and accrued liabilities, did not bear interest. The Company is not expected to generate sufficient cash from operations necessary to repay these obligations unless they are extended or otherwise deferred until such time as cash from operations, if ever, is sufficient to repay these obligations. It will be necessary to either extend the maturities, sell additional shares of the Company's equity securities or obtain alternative financing to repay them.

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

Management anticipates the Company will require additional funding of approximately $350,000 through August 1, 1998 in addition to the $610,000 loaned to the Company since July 31, 1997 by the President to fund operating losses and projected tooling requirements. In addition, if existing debt obligations can not be extended or otherwise deferred, additional fundings of approximately $1,200,000 will be necessary by July 31, 1998. Furthermore, Management estimates that the Company would require an additional $500,000 through 1998 and beyond to make the appropriate investments in machinery, marketing and advertising, research and development it deems necessary to effectively compete with the Company's key competitors.

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

                                    PART II


Item 1.  Legal Proceeding

         On December 18, 1997, Registrant and Sam G. Lindsay ("Lindsay") were served with a summons and complaint by Donald Poulin ("Poulin") and Don and Olivine Associates, Inc. (formerly Poulin Progrip, Inc.) ("PPG") in an action filed in the Los Angeles County Superior Court. The complaint seeks damages related to claims arising out of the original acquisition by Restraint of certain assets from PPG and obligations of Registrant to pay Poulin and PPG consulting fees and compensation for non-competition covenants. The amount alleged to be owed is $271,000. Poulin and PPG also claim that Registrant improperly disposed of certain equipment which collateralized Registrant's obligation to pay the consulting and covenant fees. In addition, Poulin seeks to perfect his rights to 100,000 shares of Registrant's stock which were pledged to him by Lindsay as part of the acquisition transaction to secure payment of the consulting and covenant amounts.

         As of February 11, 1998, Registrant, Lindsay, Poulin and PPG entered into a written Settlement Agreement pursuant to which the action has been settled, on a conditional basis, upon payment by Registrant of $25,000 to Poulin and an agreement by Registrant to pay Poulin an additonal $175,000 from the proceeds of a private placement. As part of the settlement, Poulin and PPG have dismissed the action, without prejudice, with the right to refile the action if Registrant has not paid off the additional $175,000 by September 30, 1998.


Item 2.  Changes in Securities

         In November 1997, the Company granted to certain directors, stock options to purchase a total of 220,000 shares of Common Stock. The exercise price of the options is $0.5625 per share, the fair market value of the shares on the date of the grant. The options are fully vest and expire in November 2002.

         In November 1997, the Company issued to the President a warrant to purchase 250,000 shares of Common Stock. The exercise price of the warrant is $0.5625 per share. The warrant is fully vested and has a term of five years.

         In November 1997, the Company issued to an investment banking firm a warrant to purchase up to 600,000 shares of Common Stock. The exercise price of the warrant is $1.50 per share. The warrant, a portion of which is performance based, has a term of five years and vests over two years. The warrant also includes certain anti-dilution provisions.


Item 4.  Submission of Matters to Vote of Security Holders

         On December 19, 1997, Registrant held its annual meeting of shareholders. At the meeting, Sam G. Lindsay, James E. McCormick III, David W. Hardee, Luther H. Hodges, Jr. and Geoffrey S.P. Madden were elected as directors of Registrant. The votes for each nominee were as follows:

                                        For      Against   Abstain

         Sam G. Lindsay              4,150,954      0       46,011
         James E. McCormick, III     4,150,954      0       46,011
         David W. Hardee             4,150,731      0       46,234
         Luther H. Hodges, Jr.       4,150,731      0       46,234
         Geoffrey S.P. Madden        4,150,731      0       46,234

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

          2.1 Agreement and Plan of Reorganization, dated September 20, 1995, by and among Registrant, USG Acquisition Corporation and USGRIPS, Inc., as amended - incorporated by reference from
                  Exhibit 2.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(i) Restated Articles of Incorporation of Registrant - incorporated by reference from Exhibit 3.1(i) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(ii) Amended and Restated Bylaws of Registrant - incorporated by reference from Exhibit 3.1(ii) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.1 Promissory Note, dated December 10, 1993, made payable by Registrant to Kwang Soo Kim and In Ho Kim in the original principal sum of $50,000 - incorporated by reference from
                  Exhibit 4.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.2 Loan documents for $780,000 loan from Wells Fargo Bank, including Loan Commitment Note, dated January 14, 1997; Addendum to Promissory, dated February 12, 1997; Third Party Security Agreement: Securities Account, dated January 14, 1997; Addendum to Third Party Security Agreement: Securities Account, dated February 12, 1997; and Securities Account Control Agreement, dated February 12, 1997; and Securities Account Control Agreement, dated February 14, 1997 - incorporated by reference from Exhibit 4.1 to Registrant's Form 10-Q for its fiscal quarter ended April 30, 1997

          4.3 Loan extension letter, dated September 15, 1997, to Registrant from Wells Fargo Bank extending that certain $780,000 Promissory Note included in Item 4.2 above - incorporated by reference from Exhibit 4.3 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          4.4 Revolving Line of Credit Note, dated September 23, 1996, made payable by Registrant to Wells Fargo Bank N.A. in the original principal sum of $400,000 - incorporated by reference from
                  Exhibit 4.4 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.5 Loan extension letter, dated September 15, 1997, to Registrant from Wells Fargo Bank extending that certain $400,000 Revolving Line of Credit Note included in Item 4.4 above - incorporated by reference from Exhibit 4.5 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          4.6 Secured Promissory Note, made payable by Registrant to Sam G. Lindsay in the following amounts on the following dates - incorporated by reference from Exhibit 4.6 to Registrant's Form 10-K for its fiscal year ended July 31, 1997:

                     $ 100,000  July 31, 1997 or thereafter on demand
                     $ 100,000 September 19, 1997, or thereafter on demand $ 50,000 October 16, 1997, or thereafter on demand
                     $ 200,000  October 20, 1997, or thereafter on demand
                     $  50,000  November 7, 1997, or thereafter on demand
                     $  50,000  November 28, 1997, or thereafter on demand
                     $  50,000  December 15, 1997, or thereafter on demand
                     $  50,000  December 18, 1997, or thereafter on demand
                     $  10,000  December 19, 1997, or thereafter on demand
                     $  50,000  January 31, 1998, or thereafter on demand
                     $  90,000  February 20, 1998, or thereafter on demand

          4.7 Promissory Note, dated July 31, 1997, made payable by Registrant to Sam G. Lindsay in the principal amount of $421,679 -incorporated by reference from Exhibit 4.7 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          4.8 Convertible Promissory Note, dated March 12, 1997, made payable by Registrant to the Caroline Companies LLC in the principal amount of $137,500 and accrued interest of $4,726 - incorporated by reference from Exhibit 4.8 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

          4.9 Convertible Note issued by Registrant in May 1997 to the following lenders in the following amounts -incorporated by reference from Exhibit 4.9 to Registrant's Form 10-K for its fiscal year ended July 31, 1997:

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

         10.9 Financial Advisor Agreement, dated November 14, 1997, and Indemnification Agreement, dated November 14, 1997, between Registrant and Christman, Peters & Madden - incorporated by reference from Exhibit 10.9 to Registrant's Form 10-Q for its quarter ended October 31, 1997

         10.10 Warrant For the Purchase of Shares of Common Stock, dated November 14, 1997, issued by Registrant to Christman, Peters & Madden - incorporated by reference from Exhibit 10.10 to Registrant's Form 10-Q for its quarter ended October 31, 1997

         10.11 Stock Purchase Warrant, dated November 12, 1997, issued by Registrant to Sam G. Lindsay

         21.1     Subsidiaries of Registrant - incorporated by reference from
                  Exhibit 21.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

         27       Financial data schedule


    (b)  Reports on Form 8-K
         -------------------

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the Registrant's fiscal quarter ended January 31, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Grip Technologies, Inc.
                                 ------------------------------
                                          (Registrant)


Date: March 16, 1998                   /s/ Sam G. Lindsay
                                 ------------------------------
                                         Sam G. Lindsay
                                            President,
                                      Chief Executive Officer,
                            Chief Operations and Financial Officer, and
                                      Chief Accounting Officer