Form 10-Q
period 1998-04-30
GRIP TECHNOLOGIES INC
filed 1998-06-15
CIK 46026

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1998

                                       or

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


                                 (949) 252-8500
--------------------------------------------------------------------------------
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


          The number of shares outstanding of the Registrant's Common Stock as of June 01, 1998: 6,187,592

                                     INDEX



PART I            FINANCIAL INFORMATION                                                                   PAGE

Item 1.           Consolidated Financial Statements

                       Consolidated Balance Sheets                                                           3
                       Consolidated Statements of Operations                                                 5
                       Consolidated Statements of Cash Flows                                                 6
                       Condensed Notes to Consolidated Financial Statements                                  8


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                             10

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                         14

Item 6.           Exhibits and Reports on Form 8-K                                                          14

                  SIGNATURES                                                                                18


                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------

                                                         April 30, 1998    July 31, 1997
                                                         --------------    -------------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash                                                    $    60,272        $   107,531
  Accounts receivable, net of allowance for
     doubtful accounts of $27,249 at April 30, 1998
     and $70,070 at July 31, 1997                             338,649            357,395
  Inventories                                                 556,359            493,466
  Other current assets                                         71,489             38,231
                                                          -----------        -----------
           Total current assets                             1,026,769            996,623

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation of $1,098,693 at April 30, 1998
     and $800,501 at July 31, 1997                            711,198            721,021

INTANGIBLES, net of accumulated amortization
     of $517,734 at April 30, 1998 and $1,123,066
     at July 31, 1997                                         875,912          1,024,844
                                                          -----------        -----------
           Total  assets                                  $ 2,613,879        $ 2,742,488
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

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------


                                                                     April 30, 1998           July 31, 1997
                                                                     --------------           -------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
  Current portion of long-term obligations                             $1,331,978               $1,326,019
  Notes payable to stockholders                                         1,516,960                  716,960
  Short-term borrowings                                                         -                   10,000
  Accounts payable                                                        555,225                  515,262
  Accrued liabilities                                                     338,620                  209,826
                                                                       ----------               ----------
           Total current liabilities                                    3,742,783                2,778,067

LONG-TERM OBLIGATIONS, net of current portion                             881,519                  963,545
                                                                       ----------               ----------
           Total liabilities                                            4,624,302                3,741,612
                                                                       ----------               ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A convertible preferred stock
    Authorized -- 3,000,000 shares
    Issued and outstanding -- 875,000 shares at April 30, 1998
      and 887,500 shares at July 31, 1997                                 875,000                  887,500
  Common stock
    Authorized -- 25,000,000 shares
    Issued and outstanding -- 6,187,592 shares at April 30, 1998
       and 6,061,092 shares at July 31, 1997                            5,986,415                5,913,415
  Accumulated deficit                                                  (8,871,838)              (7,800,039)
                                                                       ----------               ----------
           Total stockholders' equity (deficit)                        (2,010,423)                (999,124)
                                                                       ----------               ----------
           Total liabilities and stockholders' equity                  $2,613,879               $2,742,488
                                                                       ==========               ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   Unaudited
                                   ---------

                                                       Nine Months Ended April 30,
                                                       ---------------------------
                                                     1998                       1997
                                                --------------              -------------

NET SALES                                      $  3,062,322                 $  3,013,230

COST OF SALES                                     2,382,906                    2,361,189
                                               ------------                 ------------
    Gross profit                                    679,416                      652,041
                                               ------------                 ------------
OPERATING EXPENSES:
  Selling                                           483,093                      477,583
  General and administrative                        557,991                      471,339
  Research and development                           42,207                       29,405
  Depreciation                                      298,192                      311,314
  Intangible amortization                           148,932                      148,932
                                               ------------                 ------------
                                                  1,530,415                    1,438,573
                                               ------------                 ------------
    Loss from operations                           (850,999)                    (786,532)
                                               ------------                 ------------
INTEREST AND OTHER:
  Interest expense, net                             222,341                      149,583
  Other income                                       (2,741)                     (22,328)
                                               ------------                 ------------
                                                    219,600                      127,255
                                               ------------                 ------------
    Loss before income taxes                     (1,070,599)                    (913,787)

PROVISION FOR INCOME TAXES                            1,200                        1,600
                                               ------------                 ------------
    Net loss                                   $ (1,071,799)                $   (915,387)
                                               ============                 ============
    Basic and diluted net loss per share       $      (0.17)                $      (0.16)
                                               ============                 ============
    Weighted average common shares outstanding    6,187,592                    5,757,749
                                               ============                 ============

                                                        Quarters Ended April 30,
                                                        -----------------------
                                                   1998                      1997
                                              -------------             -------------

NET SALES                                     $  1,285,982               $    838,496

COST OF SALES                                      997,866                    690,645
                                              ------------               ------------
    Gross profit                                   288,116                    147,851
                                              ------------               ------------
OPERATING EXPENSES:
  Selling                                          191,311                    139,441
  General and administrative                       152,584                    132,205
  Research and development                          13,023                      8,213
  Depreciation                                     121,979                    109,089
  Intangible amortization                           49,644                     49,644
                                              ------------               ------------
                                                   528,541                    438,592
                                              ------------               ------------
    Loss from operations                          (240,425)                  (290,741)
                                              ------------               ------------
INTEREST AND OTHER:
  Interest expense, net                             57,745                     56,922
  Other income                                          -                      (5,798)
                                              ------------               ------------
                                                    57,745                     51,124
                                              ------------               ------------
    Loss before income taxes                      (298,170)                  (341,865)

PROVISION FOR INCOME TAXES                             400                        -
                                              ------------               ------------
    Net loss                                  $   (298,570)              $   (341,865)
                                              ============               ============
    Basic and diluted net loss per share      $      (0.05)              $      (0.06)
                                              ============               ============
    Weighted average common shares outstanding   6,187,592                  5,981,925
                                              ============               ============

The accompanying notes are an integral part of this consolidated financial statements.

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                   Unaudited
                                   ---------

                                                                     Nine Months Ended April 30,
                                                                     ---------------------------
                                                                     1998                    1997
                                                               ----------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $    (1,071,799)         $    (915,387)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation                                                  298,192                311,314
         Intangible amortization                                       148,932                148,932
         Decrease in accounts receivable                                18,746                239,905
         Increase in inventories                                       (62,893)               (69,858)
         (Increase) decrease in other current assets                   (33,258)                 2,647
         Increase in accounts payable                                   39,963                 66,552
         Increase (decrease) in accrued liabilities                    179,295                 (9,733)
                                                               ---------------          -------------
              Net cash used in operating activities                   (482,822)              (225,628)
                                                               ---------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                              (288,369)              (234,896)
                                                               ---------------          -------------
              Net cash used in investing activities                   (288,369)              (234,896)
                                                               ---------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable to stockholder            800,000                 46,600
     Principal repayments of long-term obligations                     (76,067)               (80,631)
     Proceeds from issuance of long-term obligations                        -                 508,500
     Repayments of short-term borrowings                                    -                 (30,000)
                                                               ---------------          -------------
              Net cash provided by financing activities                723,933                444,469
                                                               ---------------          -------------
NET DECREASE IN CASH                                                   (47,258)               (16,055)

CASH, beginning of period                                              107,531                 16,975
                                                               ---------------          -------------
CASH, end of period                                            $        60,273          $         920
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

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                   Unaudited
                                   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                 Nine Months Ended April 30,
                                                                ---------------------------
                                                                  1998            1997
                                                                  ----            ----

  Cash paid for interest                                        $ 111,545       $  89,555
                                                                =========       =========

  Cash paid for income taxes                                    $       0       $       0
                                                               ==========       =========

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

                    GRIP TECHNOLOGIES, INC. AND SUBSIDIARY
                    --------------------------------------

             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                                 APRIL 30, 1998
                                 --------------
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include the accounts of Grip Technologies, Inc. and its subsidiary (the Company). All significant intercompany transactions have been eliminated. In the opinion of the Company's Management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at April 30, 1998 and the consolidated results of operations and cash flows for the quarters ended April 30, 1998 and 1997 have been included. The Company's fiscal year ends on July 31. References made throughout these notes to consolidated financial statements to a year without a direct reference to a quarter are references to the entire fiscal year then ended.

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

     The consolidated results of operations for the quarter ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
     -----------

     At April 30, 1998, inventories consists of the following:



             Raw materials             $ 183,036

             Finished goods              373,323
                                       ---------
                                       $ 556,359
                                       =========

3.   Net Loss Per Share Information
     ------------------------------

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share (EPS)." The new standard requires presentation of two new amounts, basic and diluted earnings per share. The Company was required to retroactively adopt this standard and restate EPS for all prior periods presented in the quarter ended January 31, 1998.

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

4.   Going Concern
     -------------

     The Company has incurred significant net losses since its inception (August 1, 1993). As of April 30, 1998, the accumulated deficit was $8,871,838 and the stockholders' deficit was $2,010,423. The net loss for the first nine months of 1998 was $1,071,799. For the three years ended July 31, 1997, 1996 and 1995 the net loss was $1,391,541, $1,574,981 and $3,444,745, respectively. From August 1, 1997 through April 30, 1998, the working capital deficit increased $934,569 to $2,716,013. The net cash used in operating and investing activities was $771,192 for the first three quarters of 1998. The net cash used in operating and investing activities was $777,699, $1,996,373 and $2,307,080 in 1997, 1996 and 1995,
     respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to provide working capital to support its operations, the Company has raised funds through trade credit, stock issuances and additional borrowings, including loans from the Company's President, who is also a major stockholder.

     The ability of the Company to meet its existing and ongoing obligations is dependent upon raising additional capital from sources of funding, such as private placements, public offerings, a merger or from banks and other lenders. The Company is currently pursuing all possible avenues it can identify to obtain additional funding. The Company has retained the services of an investment banking firm to advise and assist the Company regarding financing alternatives, as well as potential mergers and acquisitions. However, there can be no assurances that any of these transactions may be consummated in a timely manner or on terms reasonably acceptable to the Company. The Company plans to continue to develop and implement cost effective strategies it believes will increase sales and gross margins, reduce other operating expenses and eventually lead to profitability. However, the Company continues to incur losses. The ability of the Company to continue as a going concern is dependent on obtaining adequate financing and ultimately achieving profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5.   Financing Activities and Subsequent Events
     ------------------------------------------

     Since August 1, 1997, the President has loaned the Company $850,000 in exchange for promissory notes secured by certain assets of the Company. Under the terms of the promissory notes, the President is currently entitled to demand repayment of the entire amount. The promissory notes bear interest at 10% which is being accrued.

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

6.   New Accounting Pronouncements
     -----------------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131" Disclosures about Segments of an Enterprise and Related Information", which will be effective for fiscal years beginning after December 15, 1997. The Company does not expect that the adoption of SFAS No. 130 and SFAS No. 131 will materially impact the Company's financial statements.

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


Financial Condition and Results of Operations
---------------------------------------------

The Company incurred a net loss of $298,570 or $0.05 per common share, during the third quarter of 1998 compared to a net loss of $341,865 or $0.06 per common share for the third quarter of 1997. While net sales were greater and some improvements were made in product processing, certain operating expenses, delays in finishing tooling, rework costs and higher labor costs continue to contribute significantly to the net loss.

Net sales for the third quarter of 1998 were $1,285,982, a 53% increase compared with net sales of $838,496 for the third quarter of 1997. The increase in sales is due in part to the completion of specific tooling, which had been delayed, thus allowing certain backorders to be filled. Sales during the third quarter of 1998 to Cobra Golf (Cobra) were $573,395, or 45% of net sales. This is $456,350 greater than sales to Cobra during the third quarter of 1997, which were $117,045 or 14% of net sales.

Cost of sales for the third quarter of 1998 was $997,866, or 78% of net sales compared to $690,645, or 82% of net sales for the third quarter of 1997. The increase in gross profit is directly related to the increase in net sales and new tooling. The Company continued to experience tooling delays and other production problems, that when resolved, Management believes will result in improved production control and increased gross margins in subsequent quarters. Management has developed a tooling design program that it feels will greatly enhance new tooling production. However, grip cavity production is highly specialized and the Company's vendors are in great demand, thus the Company will continue to be subject to its vendors scheduling and production limitations.

Operating expenses for the third quarter of 1998 were $528,541 compared to $438,592 for the third quarter of 1997. Selling expenses for the quarter increased by $51,870 over the expenses for the same period in 1997. This is due in a large part to increased advertising and promotional activity over the same period last year. General and administrative expenses increased by $20,379 over the third quarter of 1997, due to increased professional fees and salaries. Depreciation expense increased to $121,979 or 12% over the third quarter of 1997, which is directly related to increases in tooling expenditures. During the third quarter the Company redirected its sales and marketing efforts to the replacement market. The Company has focused more on its marketing partnerships with catalog resellers such as Golfsmith, the world's largest distributor/reseller of golf club components. The Company has initiated new distributor programs to increase replacement market sales to retailers and other non-original equipment manufacture (OEM) customers. Management believes that these programs will enable the Company to ultimately increase sales to the replacement market while incurring less expense and risks related to servicing the replacement market directly. The significant benefits from these programs have yet to be fully realized.


Liquidity and Capital Resources
-------------------------------

The Company had a significant working capital deficit of $2,716,013 at April 30, 1998 as compared to the working capital deficit at July 31, 1997 of $1,781,444. In addition, the stockholders' deficit at April 30, 1998 was $2,010,423 compared to $999,124 at July 31, 1997. The $934,570 increase in working capital deficit is directly attributable to the cash used in operating activities and investments in property and equipment (tooling). Since the beginning of 1995, the Company has borrowed, from various sources, approximately $3,600,000 in short-term borrowings, notes payable and long-term obligations, of which approximately $716,000, including $535,000 of notes payable to the President, has been converted into Common Stock. Also included in the $3,600,000 is $850,000 loaned to the Company by the President since August 1, 1997. Also since 1995, the Company received approximately $3,700,000 in proceeds from the issuance of Common Stock through private placements.

Included in current liabilities at April 30, 1998 is $1,295,000 of long-term obligations due in 1998, which are personally guaranteed and/or collateralized by the personal assets of the President. Also, at April 30, 1998, $1,445,822 and $250,210 of the Company's current liabilities were notes payable and accrued liabilities, respectively, to the President and another officer, who is also a stockholder. Of the $1,331,978 current portion of long-term obligations, $1,180,000 is owed to a bank and matures on June 15, 1998. The bank has verbally agreed to extend this obligation for another year, but at this time no documents have been provided or signed. The notes payable to the stockholders permit the stockholders to demand repayment at any time. Historically, the stockholders have obliged the Company in deferring any amounts owed to them. However, the Company cannot ensure the stockholders will continue to accept deferral of any amounts owed to them. Additionally, the notes payable to stockholders bear interest at 10%. Prior to fiscal 1997, the amounts owed to the stockholders, which were included in amounts due stockholder and accrued liabilities, did not bear interest. The Company is not expected to generate sufficient cash from operations necessary to repay these obligations unless they are extended or otherwise deferred until such time as cash from operations, if ever, is sufficient to repay these obligations. It will be necessary to either extend the maturities, sell additional shares of the Company's equity securities, convert some or all of these obligations into equity or obtain alternative financing to repay them.

As a result of cash flow constraints, compounded by the increased operating cash flow deficit, the Company had to prioritize its payments to vendors, debt
holders and others.   Management has identified payroll, rent, utilities and
certain office expenses, suppliers, tooling and certain debt holders as the most critical obligations. While Management tries to maximize credit opportunities through trade payables, its major vendors (i.e. the grip manufacturers) have stringent payment requirements. Since June 1997, the Company has agreed to formalized payment arrangements with certain vendors for amounts owed to them in the normal course of business, totaling approximately $100,000, of which a balance of approximately $56,014 remained owing at the end of the third fiscal quarter for 1998.

Management anticipates the Company will require additional funding of approximately $175,000 through July 31, 1998 in addition to the $850,000 loaned to the Company since July 31, 1997 by the President to fund operating losses and tooling requirements. Furthermore, Management estimates that the Company will require an additional $500,000 through 1998 and beyond to make the appropriate investments in tooling, marketing and advertising, research and development it deems necessary to effectively compete with the Company's key competitors.

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

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

  On December 18, 1997, Registrant and Sam G. Lindsay ("Lindsay") were served with a summons and complaint by Donald Poulin ("Poulin") and Don and Olivine Associates, Inc. (formerly Poulin Progrip, Inc.) ("PPG") in an action filed in the Los Angeles County Superior Court. The Complaint seeks damages related to claims arising out of the original acquisition by Registrant of certain assets from PPG and obligations of Registrant to pay Poulin and PPG consulting fees and compensation for non-competition covenants. The amount alleged to be owed is $271,000. Poulin and PPG also claim that Registrant improperly disposed of certain equipment which collateralized Registrant's obligation to pay the consulting and covenant fees. In addition, Poulin seeks to perfect his rights to 100,000 shares of Registrant's stock which were pledged to him by Lindsay as part of the acquisition transaction to secure payment of the consulting and covenant amounts.

  As of February 11, 1998, Registrant, Lindsay, Poulin and PPG entered into a written Settlement Agreement pursuant to which the action has been settled, on a conditional basis, upon payment of $25,000 by Registrant to Poulin and an agreement by Registrant to pay Poulin an additional $175,000 from the proceeds of a private placement. As part of the settlement, Poulin and PPG have dismissed the action, without prejudice, with the right to refile the action if Registrant has not paid off the additional $175,000 by September 30, 1998.

  On April 27, 1998, Registrant received a letter from legal counsel to Robert
W. Taylor, Registrant's former Chief Financial Officer, claiming that Mr. Taylor had been wrongfully discharged as an employee and demanding, among other things, $100,000 in severance pay. Mr. Taylor was discharged by Registrant for cause on March 12, 1998. Registrant declined Mr. Taylor's demand. Registrant is confident that it can support its decision to terminate Mr. Taylor.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
          --------

          2.1 Agreement and Plan of Reorganization, dated September 20, 1995, by and among Registrant, USG Acquisition Corporation and USGRIPS, Inc., as amended - incorporated by reference from
                  Exhibit 2.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(i) Restated Articles of Incorporation of Registrant -incorporated by reference from Exhibit 3.1(i) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          3.1(ii) Amended and Restated Bylaws of Registrant - incorporated by reference from Exhibit 3.1(ii) to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.1 Promissory Note, dated December 10, 1993, made payable by Registrant to Kwang Soo Kim and In Ho Kim in the original principal sum of $50,000 - incorporated by reference from
                  Exhibit 4.1 to Registrant's Form 10-K for its fiscal year ended July 31, 1996

          4.2 Loan documents for $780,000 loan from Wells Fargo Bank, including Loan Commitment Note, dated January 14, 1997; Addendum to Promissory, dated February 12, 1997; Third Party Security
               Agreement: Securities Account, dated January 14, 1997; Addendum to Third Party Security Agreement: Securities Account, dated February 12, 1997; and Securities Account Control Agreement, dated February 12, 1997; and Securities Account Control Agreement, dated February 14, 1997 - incorporated by reference from Exhibit 4.1 to Registrant's Form 10-Q for its fiscal quarter ended April 30, 1997

          4.3 Loan Extension letter, dated September 15, 1997, to Registrant from Wells Fargo Bank extending that certain $780,000 Promissory
               Note included in Item 4.2 above - incorporated by reference from
               Exhibit 4.3 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

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


                    $ 100,000  July 31, 1997, or thereafter on demand
                    $ 100,000  September 19, 1997, or thereafter on demand
                    $  50,000  October 16, 1997, or thereafter on demand
                    $ 200,000  October 20, 1997, or thereafter on demand
                    $  50,000  November 7, 1997, or thereafter on demand
                    $  50,000  November 28, 1997, or thereafter on demand
                    $  50,000  December 15, 1997, or thereafter on demand
                    $  50,000  December 18, 1997, or thereafter on demand
                    $  10,000  December 19, 1997, or thereafter on demand
                    $  50,000  January 31, 1997, or thereafter on demand
                    $  90,000  February 20, 1998, or thereafter on demand
                    $ 100,000  March 25, 1998, or thereafter on demand
                    $  50,000  May 19, 1998, or thereafter on demand

           4.7 Promissory Note, dated July 31, 1997, made payable by Registrant to Sam G. Lindsay in the principal amount of $421,679 - incorporated by reference from Exhibit 4.7 to Registrant's Form 10-K for its fiscal year ended July 31, 1997

           4.8 Convertible Promissory Note, dated March 12, 1997, made payable by Registrant to the Caroline Companies LLC in the principal amount of

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

          10.9 Financial Advisor Agreement, dated November 14, 1997, and Indemnification Agreement, dated November 14, 1997, between Registrant and Christman, Peters & Madden - incorporated by reference from Exhibit 10.9 to Registrant's Form 10-Q for its quarter ended October 31, 1997

          10.10 Warrant For the Purchase of Shares of Common Stock, dated November 14, 1997, issued by Registrant to Christman, Peters & Madden - incorporated by reference from Exhibit 10.10 to Registrant's Form 10-Q for its quarter ended October 31, 1997

          10.11 Stock Purchase Warrant, dated November 12, 1997, issued by Registrant to Sam G. Lindsay, incorporated by reference from exhibit 10.11 to Registrant's Form 10-Q for its quarter ended January 31, 1998.

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


                                    Grip Technologies, Inc.
                                 ---------------------------
                                          (Registrant)


Date: June 10, 1998              /s/     Sam G. Lindsay
                                 ---------------------------
                                         Sam G. Lindsay
                                           President,
                                     Chief Executive Officer,
                                   Chief Financial Officer and
                                     Chief Accounting Officer